Form 10KSB
period 1998-09-30
MUSE TECHNOLOGIES INC
filed 1998-12-23
CIK 1006368

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

    X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---
                   SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 1998
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   ---
                   SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
                                                  ----   -------

                        Commission File Number: 1-14559
                                                -------

                            MUSE TECHNOLOGIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                 85-0437001
     -------------------------------               ----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

  1601 Randolph, SE, Suite 210, Albuquerque, NM                   87106
  ---------------------------------------------                ------------
              (Address of principal                             (Zip Code)
               executive offices)


Issuer's telephone number: (505) 843-6873
-----------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                 Common Stock
                              ------------------
                               (Title of Class)
               Class A Redeemable Common Stock Purchase Warrants
               -------------------------------------------------
                               (Title of Class)

Securities registered pursuant to Section 12 (g) of the Act:

                                 Common Stock
                           ------------------------
                               (Title of Class)
               Class A Redeemable Common Stock Purchase Warrants
               -------------------------------------------------
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X  (Registrant not subject to
filing requirements for the past 90 days)

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained is this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. Yes     No  X

         State issuer's revenues for its most recent fiscal year: $6,206,000.

         As of December 21, 1998, there were outstanding 10,143,893 shares of Common Stock (the "Common Stock") and Class A Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase 1,113,881 shares of Common Stock. Based on the closing prices of the Common Stock and the Warrants on that date, $11.125 and $3.75, respectively, the approximate aggregate market value of the Common Stock and the Warrants held by non-affiliates was $79,424,590 and $4,177,054, respectively.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 1998 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, as listed in response to Item 13(a)(2).


         Transitional Small Business Disclosure Format (check one):
                                                            Yes        No   X
                                                               -----      -----

             [The remainder of this page is intentionally blank.]

         This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company. When used in this Prospectus, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, are intended to identify forward-looking statements, but the absence of any such words does not mean that the statement is not forward-looking. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described under "Factors Affecting Operating Results and Market Price of Stock" and elsewhere in this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. In addition to the other information in this Report, the above factors should be carefully considered in evaluating the Company and its business.

ITEM 1.    DESCRIPTION OF BUSINESS

General

         Muse Technologies, Inc. (the "Company") has developed and commenced marketing several software products designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems encountered by scientists, engineers and other computing professionals. The Company believes "MuSE(Registered)"1, its core software product, represents a new approach to computer interaction since it permits the integration of various types of data from multiple sources without affecting the integrity of such data and the presentation of data in a multisensory environment to enhance the user's ability to analyze and understand such data. MuSE can be used with different computing platforms and different physical or logical input and output devices. The multisensory capabilities of MuSE enables the user to present information in real time using visual, auditory, tactile and other perceptual tools.

         The Company has also developed a proprietary software product, "Continuum(Trademark)," designed for multiuser, real-time collaboration within the MuSE environment. Continuum permits multiple users to work and interact with each other within a common environment and to analyze and manipulate the same data independent from other users in a parallel private environment. Since it is designed for use with MuSE, users can interact using various platforms, devices and tools. MuSE and Continuum were developed for the Unix operating system and for the Windows-NT(Trademark) platform.

         In addition to its software products, the Company also offers custom design and other consulting and support services relating to MuSE. The Company provides such services to customers in order to provide customized solutions to specific customer problems.

         MuSE is a tool which can be used in a wide variety of industrial, commercial, entertainment and governmental applications. Each application would be designed to meet the specific

--------

1      MuSE (spelled with the Greek "mu" symbol as the first character) is a registered trademark of the Company registered in the United States Patent and Trademark Office. For the purposes of electronic submission, the Greek symbol "mu" appears as the letter "M" in this Report.

requirements of the end users in a particular industry. In order to maximize the market potential from its products and services, the Company will attempt to enter into strategic relationships with partners that have the financial, technological and marketing capability of developing applications for MuSE in specific industries.

         MuSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (the "License Agreement"). Sandia is the operator, under the auspices of the United States Department of Energy, of Sandia National Laboratories ("SNL"). Prior to organizing the Company, certain of the Company's founders were employed by Sandia, where they developed MuSE. Unless the context otherwise requires, references to "Sandia" include Sandia Corporation and SNL.

         The Company was incorporated on October 24, 1995 in order to acquire certain assets and liabilities from Viga Technologies Corporation ("Viga"), including the License Agreement and related technology. Such acquisition was consummated in December 1995. The Company's executive offices are located at 1601 Randolph, SE, Albuquerque, New Mexico 87106, and its telephone number is
(505) 843-6873.

Products And Services

         The Company was organized to commercialize the MuSE technology and software which were initially developed by the Company's founders and some of its current employees at Sandia. MuSE allows the user to develop and execute software programs and import data into a multisensory environment. The MuSE software has been substantially redesigned and rewritten by the Company from the original prototype developed at Sandia.

         MuSE is a software shell that allows data representation and analysis through a new approach to human-computer interaction and software development. MuSE is designed both to allow the manipulation of data and information from other sources and the incorporation of software programs within the MuSE environment, and to enhance the user's ability to understand and analyze such data and information. MuSE can be used with different computing platforms and different physical or logical input and output devices. The multisensory capabilities of MuSE enables the user to present information in real-time using visual, auditory, tactile and other physical or interactive tools.

         MuSE assists users in creating synthetic or virtual environments in which information can be processed in ways which are different from traditional use of computers. Most computer software requires users to learn an entirely new way of interacting with and processing information that is not consistent with human perceptual processing. MuSE adapts the computer to humans by complementing human perceptual processes. MuSE is designed to allow the user to interact with the computer as if the computer is an extension of the user and the way that particular user processes and analyzes information.

MuSE possesses the following attributes:

o Device Independence: MuSE permits the incorporation of most existing computer peripheral device technologies, including flat-screen display, stereo viewing, head and body tracking devices, "virtual reality," sound, speech recognition, voice synthesis, and other mechanical devices such as mouse, joystick and steering wheel, without changes to the software application code.

o Software Simplification: Software development and integration for use in the MuSE environment is significantly simplified by eliminating the need to write specific software code to access and interface hardware devices within the MuSE environment.

o Real-Time Operation: MuSE is designed to rapidly and efficiently coordinate parallel input and output devices and the operation of such devices within the MuSE environment. Such efficient coordination results in immediate output in the form of visual and auditory displays which approximate real-time responses.

o Ancillary Virtual Environment: Through the creation of a secondary space around the user, MuSE allows the user to "travel" throughout the virtual environment and explore data and applications in ways that the Company believes are more consistent with human perceptual processes than traditional computer environments. The user may pilot a virtual craft which operates independent from any other application, and allows movement, control of objects in the environment, provides both navigational and managerial aids and the display of associated information in a readily accessible manner within the virtual craft.

o Multiprocessing: MuSE is designed to support multiprocessing capabilities at several levels, including user interaction, device control and foreground-background operation.

         Continuum, a proprietary product developed by the Company and not connected with Sandia, permits multiple users to work and interact with each other within a common MuSE environment and to analyze and manipulate the same data either together with other users in the same space or independent from other users in a parallel private environment (or multiple environments) from which other users can be excluded or included at the discretion of the user establishing the parallel environment. A particular user can manipulate a parallel private environment according to individual interests and perceptual tools, and can be joined by other users for collaboration and idea exchange as such user deems appropriate. Similarly, a user can jump from a private parallel environment at any time to rejoin other users in the "public" environments.

         The Company's software products can be utilized with a wide range of hardware configurations and can be used simultaneously by more than one user in desktop, office, laboratory or theatre settings.

         In addition to its software products, the Company also offers custom application design and development as well as consulting and support services relating to its products.

Strategy

         At present, the Company's products are designed to be used within the high-end industrial, scientific and educational sectors of "visual computing." These sectors are largely driven by technological advances in the areas of computer graphics; real-time simultaneous processing of three-dimensional ("3D") graphics, audio, videos, images, and text; multiprocessing, and increased computer processing capabilities through advanced chip technology and enhanced graphics card capabilities. Visual computing is the use of digital inputs to create and manipulate true-color, 3D objects, representing complex data with extreme precision and speed, thereby enhancing human understanding. In visual computing, a 3D, full-color window or screen replaces the standard black- and-white, two-dimensional screen image. The use of images makes it possible to represent complex data sets more understandably as well as simulate real-world characteristics. Combined with appropriate input and output devices (not provided by the Company), visual computing can be significantly enhanced into a multi-dimensional synthetic environment. The Company believes that, with MuSE, visual computing becomes not only multi-dimensional but also multi-sensory and highly interactive.

         MuSE is a software environment that operates on multiple platforms which can be used in a wide variety of industrial, commercial, educational, entertainment and governmental applications. Each application would be designed to meet the specific requirements of a particular end user or a particular industry.

         MuSE and Continuum were initially designed to operate on UNIX-based, high-end graphics computers and workstations such as those marketed by SGI and Sun. The Company has expanded the potential market for its products and services by developing MuSE and Continuum software that operates on Windows-NT(Trademark) systems with advanced graphics capabilities.

         The Company believes that, in order to maximize the market potential from its products and services, it will be necessary for the Company to enter into strategic relationships with partners, through its strategic reselling partner distribution program (the "SRP Program"), that have the financial, technological and marketing capability of developing applications for MuSE or distributing the Company's products and services in specific industries.

         In furtherance of this strategy, in July 1998, the Company entered into an agreement (the "CRI Agreement") with Continuum Resources International ASA ("CRI"), a Norwegian company and wholly-owned subsidiary of The Norex Group, a major publicly-held Norwegian company engaged in providing data collection services to the oil and gas industry worldwide, for CRI to market, sell, distribute and support MuSE-based products in the oil and gas industry worldwide. In addition, in July 1998, CRI purchased 1,000,000 shares of Common Stock and warrants (the "CRI Warrants") to purchase an additional 1,000,000 shares of Common Stock for $8 million.

         In December 1998, the Company entered into an agreement with Intergraph Corporation ("Intergraph") granting Intergraph the non-exclusive right to resell the Company's products and services worldwide. Intergraph has agreed to minimum annual sales commitments over the next three years aggregating $4 million.

Marketing and Sales

         The Company is expanding its marketing staff, currently consisting of nine employees, including its Vice President of Sales and Marketing. The Company is in the process of hiring additional sales and marketing personnel with expertise and contacts in the Company's targeted markets. Additionally, the Company will seek to leverage its existing relationships and applications of its software products to enhance its marketing efforts.

         The Company is seeking to enter into agreements with potential strategic partners that have the financial, technological and marketing capability of developing applications for MuSE or distributing the Company's products and services in specific industries. See "Strategy" above. The Company is initially directing its marketing efforts to obtain strategic partners in the database, automotive manufacturing and medical imaging industries, and from agencies of the Federal government.

         Historically, the Company's largest customers have been agencies or departments of the United States government, which accounted for 15%, 70% and 72% of revenue for the fiscal year ended September 30, 1998 ("fiscal 1998 "), the fiscal year ended September 30, 1997 ("fiscal 1997") and the period from inception to September 30, 1996 ("fiscal 1996 "), respectively. Such contracts are subject to renegotiation or termination at the convenience of the government. The Company has devoted most of its resources to date to the development of MuSE and Continuum, and has recently commenced marketing of its products and services.

The CRI Agreement

         On June 19, 1998, the Company and CRI entered into the CRI Agreement, pursuant to which the Company granted CRI an exclusive, worldwide non-transferable license to market, sell and distribute the Company's products in the oil and gas industry relating to the exploration and production of oil and gas. The CRI Agreement has a term of three years and continues for successive three-year terms unless either party terminates the agreement on written notice given not later than 60 days prior to the end of the initial term or any renewal term. Upon the occurrence of an event of default under the CRI Agreement, the Company can terminate the CRI Agreement upon 60 days notice.

         Pursuant to the CRI Agreement, the Company recognized revenues of $5,000,000 reflecting a non-refundable license fee. The CRI Agreement has quarterly quotas, which, during the initial term, range from $500,000 to $2,000,000 and aggregate $12,000,000 over such three-year initial term. The quotas are based on the Company's present product pricing structure and are subject to adjustment under certain conditions at the Company's discretion.

         The CRI Agreement also requires the Company to assign a support team of four persons to be dedicated to working with CRI on its sales and development efforts. The cost of such support team is borne by the Company, except that, under certain conditions, some or all of the cost of such persons is paid by CRI.

         In October, 1998, in order to assist CRI with its short term cash requirements in connection with CRI's commencement of marketing efforts with respect to the Company's products, the Company approved certain loans to CRI in the principal amount of up to $1,000,000 payable on demand with interest at 12% per annum accruing and payable monthly following 60 days from the draw-down date. As of the date hereof, $1,000,000 is outstanding under such loan arrangement.

The Intergraph Agreement

         In December 1998, the Company entered into a non-exclusive reseller agreement with Intergraph, an automated business solutions company with customers worldwide in a variety of commercial sectors and government. The agreement with Intergraph provides Intergraph with the non-exclusive right to resell the Company's products and services worldwide in exchange for minimum annual sales commitments over the next three years aggregating $4 million. The agreement is automatically renewable for successive one year terms unless notice of termination is given at least 60 days prior to the end of a renewal term. The agreement contains provisions relating to product pricing and support similar to those contained in the CRI Agreement.

The License Agreement

         Pursuant to the License Agreement, the Company received (i) a limited exclusive worldwide license to use and reproduce the MuSE software, (ii) a license to create derivative works of MuSE software and (iii) the right to distribute and sublicense the MuSE software. The License Agreement provides the Company with a ten year exclusive license with respect to the MuSE software, and thereafter provides a non-exclusive right through 2015. After the end of such ten year period of exclusivity, the Company may request Sandia to extend exclusivity through 2015, which determination shall be made in Sandia's sole discretion and subject to continued royalty payments under the License Agreement. If the License Agreement continues in force for a total of 20 years, the Company's rights under the License Agreement convert to a paid-up non-exclusive license.

         The Company is required to pay a licensing fee of $10,000 per year until December 31, 1999 and a one-time payment of $20,000 prior to July 1999. In addition, the Company is required to pay royalties (with an annual minimum royalty of $20,000) for the term of the License Agreement, based on the Company's gross revenues, less cost of goods sold and certain other expenses, from the sale of products utilizing MuSE. Additionally, the Company paid a one-time license fee of $400,000 in connection with the acquisition of the License Agreement from Viga. The Company is also required to retain the services of key personnel capable of supporting the MuSE software. In addition, the License Agreement is terminable by Sandia in the event of a breach thereunder by the Company (including, without limitation, due to failure to pay minimum royalties in the annual amount of

$20,000), or in its discretion, in the event of any such breach, Sandia may convert the license into a non-exclusive license or otherwise reduce the Company's rights thereunder.

         As part of the License Agreement, the Company has agreed to grant Sandia an irrevocable non-exclusive license to use the MuSE software (and all enhancements, modifications and corrections made by the Company) and to develop derivative works based on the MuSE software for internal use at Sandia.

         Under the License Agreement, the Company bears the risk that the information and technology licensed from Sandia and incorporated in the MuSE software may infringe the rights of third parties and must indemnify Sandia in respect of any claims for copyright infringement brought against them and arising from the development and distribution of the programs incorporated in the MuSE software. The Company has agreed to treat the originally licensed MuSE software as proprietary to Sandia. However, enhancements and modifications to such original software, which have been extensive, are considered proprietary to the Company.

Illustrative Applications

         MuSE has been used in various research and development projects at Sandia from 1991 through October 1995 and by the Company since October 1995. During this period, various technical applications programs were developed in pilot projects by Sandia and the Company. Most of the work on the original MuSE software was performed by certain of the Company's present employees who were then employees of Sandia. The applications described below represent specific customized applications of MuSE that were developed either by Sandia or the Company. The Company does not intend to commercialize such applications and such applications are not an ongoing source of revenue to the Company. The following descriptions are intended to provide only illustrations of certain industrial or governmental applications of MuSE and are not intended as any representation that the Company can or will be engaged to develop any specific applications for MuSE or that any applications of MuSE which are developed by the Company will result in revenues or profits to the Company.

o Medical--CT Scan of Human Head: This application demonstrates the ability of MuSE to translate a standard CAT Scan and/or MRI data from actual patients into full-color, 3D models; to present heart rate, respiration, and other similar information as sound; and to permit users to create cross sections for analysis and to examine potential medical procedures.

o Modeling--Dynamic Solar System: This educational/entertainment model simulates the solar system, including 73 independently moving objects (planets and moons). As in every MuSE application, the viewer can control the speed of time and tether to any given object in the environment. The user can also access certain additional NASA data and simulations.

o Simulation--Explosive Welding: MuSE was used to investigate the simulated explosive welding of two dissimilar metals for a production process. The data was generated from a complex supercomputer data-set input, which included data as to the physical characteristics of both metals and the explosive charge. After this data was recreated in a MuSE environment, the client/researchers discovered, within minutes, a process flaw that required revisions of their proposed manufacturing process.

o Astronomy--Impact of Shoemaker/Levy 9 Comet on Jupiter: MuSE was applied to understand the predicted effects of the collision of the Shoemaker/Levy 9 Comet with Jupiter in 1995 based on simulated supercomputer models. By placing the information in a MuSE environment, scientists identified previously unanticipated effects of the collision, which ultimately closely matched scientific observations.

o Manufacturing--Design and Assembly: MuSE was used to simulate the assembly of a radioactive-waste containment vessel. The components of the vessel can be examined and manipulated and viewed externally and internally in the MuSE environment. The MuSE System can capture and display CAD/CAE data, including manufacturing, factory modeling, process simulation, assembly-line design, architecture, art and sculpture, and special effects for entertainment, games, education, training, biotechnology, and medicine.

o Graphical Database Analysis: The database in this project contained production-flow information obtained from roadway sensors over a one year period at different geographical locations, the sensors measure the type, weight, number of axles, time of detection and direction of travel for each vehicle detected. Users were able to present the information in visual displays. The customer quickly discovered significant amounts of erroneous information provided by participants as well as invalid data resulting from sensor malfunction.

o Seismic Data Interpretation and Oil Reservoir Modeling: The Company has deployed a variety of applications for customers in the oil and seismic industries. One project yielded a simulation of an actual oil field with four producing wells. The simulation revealed underground oil movement relative to the wells over a two-year period and included information about rock porosity and oil, gas and water pressure. Another oil industry project produced a sophisticated surface-to-data analysis tool that helps analysts create more accurate seismic models, saving oil companies time and money and reducing unnecessary drilling.

o Electronics Component Design Validation: MuSE was used to study the design of an electronic controller chip intended to power a set of stepping motors prior to the manufacture of the chip. This MuSE application integrated results from commercial CAD programs, electronic circuit simulation models, thermal modeling software and thermal transfer programs. The mapping of electronic circuit data to sound permitted engineers to detect a circuit failure, correlate such failure with overheating, isolate the design components causing the failure and test a correction of the chip design prior to prototype construction. MuSE resulted in several months of analysis using conventional analytic tools to be condensed into a few hours.

o Situational Analysis and Environmental Evaluation: Topographical, geometric, photographic, and observational information was combined in a MuSE environment to recreate a portion of a real beach to show dynamic lighting variation; actual weather and surf conditions; and changes in terrain, structures, and climatic effects over a three-month period. MuSE was used both by designers to actually construct the model as well as by users to interact with it.

o Command and Control Operations: Terrain information was used to recreate an area in the Middle East for the purpose of studying a hypothetical engagement between land-air and air-sea forces. This simulation included a variety of ships, planes, and missiles and can constantly acquire updated status information on all elements in the scene from military simulators. The simulation permits the user to interact with a complex, dynamically changing environment in real-time and to assess and respond to new conditions. This simulation included a simulated missile attack and response and used streamers and ground shadows to help interpret movement patterns. The ability instantly to attach to moving objects and to move anywhere within the simulated environment greatly enhances a viewer's ability to understand and intelligently examine and respond to rapidly changing, complex situations.

Research and Product Development

         Management believes that the Company's future success depends in large part upon the timely enhancement of existing products and the development of new products and applications. The Company is currently developing new software products relating to information management with broad applications in the commercial, government and education markets and enhancing existing products to improve price and performance, expand product capabilities, simplify user interfaces, help define and support emerging industry standards, and develop interoperability with most products and devices commonly used in the Company's targeted markets. Such existing MuSE-based products include desktop, office, laboratory and theatre environments that operate on a broad range of platforms and with a variety of display devices and tools. The Company also believes that it is beneficial to work with third parties to accomplish these goals and has, in the past, received funding from outside sources, such as grants from government organizations, to develop products and applications. The Company intends to continue to pursue such external research and development funding sources.

         For fiscal 1998, fiscal 1997 and fiscal 1996, the Company's research and development expense was approximately $957,000, $742,000, and $599,000, respectively. Except for payments related to Small Business Innovative Research grants from the Federal government of approximately $341,000 and $124,000 which was included in revenue in fiscal 1998 and fiscal 1996, respectively, and related to development of certain applications of MuSE, all research and development was Company-sponsored.

Intellectual Property Rights

         The Company has been advised that Sandia has filed patent applications for aspects of the MuSE software and holds copyrights to the MuSE software. The Company depends on Sandia for the protection of the intellectual property covered by the License Agreement. No assurance can be given that Sandia will be able to patent other inventions present in the MuSE software or otherwise protect the proprietary intellectual property covered by the License Agreement.

         The Company has filed and is in the process of filing patent applications for Continuum and related technologies, and it has also filed trademark applications and logo identifications for certain of its other products and its logo, although the Company does not currently have copyright protection for all of its trademarks.

         The Company will generally rely on a combination of trade secret, copyright, trademark and patent law to protect its proprietary rights in the intellectual property developed by it. Although the Company intends to provide products utilizing the MuSE software to its customers primarily in object code form, no assurance can be given that unauthorized third parties will not be able to copy the MuSE software. In addition, there can be no assurance that the Company's competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to MuSE. The Company could incur substantial costs in defending itself or its licensees in litigation brought by third parties, or in seeking a determination of the scope and validity of the proprietary rights of others.

Competition

         The Company believes that the current market for MuSE and other visual computing software products is relatively small and fragmented. However, based upon publicly available market research, the Company believes that this market will grow rapidly over the next decade. The Company believes that no single company dominates the market at the present time; however, a number of small companies, such as Paradigm Systems, Inc. ("Paradigm") and Division Group PLC ("Division"), and larger companies, such as SGI International ("SGI") and Autodesk, Inc. ("Autodesk"), are aggressively pursuing business opportunities in this field. Many of the companies with whom the Company competes or expects to compete have substantially greater financial resources, research and development capabilities, sales and marketing staffs and distribution channels and are better known than the Company.

         The Company believes that the principal factors affecting the Company's ability to compete are the availability, functionality and architecture of its products; the quality, ease of use, performance and functionality of the derivative applications developed and marketed by the Company; the effectiveness of the Company in marketing and distributing its products and services; and price.

Employees

         As of December 21, 1998, the Company had 25 full-time employees. The Company believes that its relationships with its employees are satisfactory. Of the 25 persons employed by the Company, six work in administration and management, nine work in sales and marketing and ten work in product development. The Company has no history of any work stoppages and no employees of the Company are currently represented by a union.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company has completed the construction of a synthetic environment laboratory to develop and demonstrate applications of MuSE. The Company has a three year lease for approximately 8,700 square feet of office and laboratory space in Albuquerque, New Mexico. The lease provides for rental payments of approximately $8,600 per month. The Company believes that such property is adequately insured and is suitable for its intended purposes.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998. In October 1998, holders of a majority of the outstanding Common Stock of the Company, by written consent, voted to increase the number of shares of Common Stock subject to options available for grant under the Company's 1996 Stock Incentive Plan and approved other amendments thereto.


                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCK-HOLDER MATTERS

         The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap(Trademark) Market ("Nasdaq") under the symbol "MUZE" and "MUZEW", respectively, and on the Boston Stock Exchange ("BSE") under the symbols "MZE" and "MZEW", respectively. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock and the Warrants as reported by Nasdaq and the BSE from November 17, 1998, the first trading day following the effective date of the Company's registration statement in connection with its initial public offering, through December 21, 1998. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock                                         High        Low
                                                   --------    -------
From November 17, 1998 (first trade date)           $14.00      $8.50
through December 21, 1998........................
Warrants
From November 17, 1998 (first trade date)           $4.18       $1.25
through December 21, 1998........................

         The approximate number of record holders of the Common Stock at December 21 , 1998 was 180, not including beneficial owners whose shares are held by banks, brokers and other nominees.

         The Company has not paid any dividends. The Company does not expect to pay cash dividends on its Common Stock in the foreseeable future as any earnings are expected to be retained to finance the Company's operations. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Operating Results and Market Price of Stock" commencing on page 16.

Operational Overview

         From the Company's inception (October 24, 1995) until September 30, 1996 the Company's primary activities consisted of developmental activities, including the acquisition of MuSE; research and development relating to MuSE and Continuum; commercialization of MuSE; developing marketing strategies; selecting a management team; and obtaining financing. During fiscal 1997, the Company commenced active sales and marketing activities relating to MuSE and related products and began generating revenues from sales and licensing of such products and providing consulting and maintenance services.

         In June 1998, the Company entered into the CRI Agreement with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, CRI paid the Company a non-refundable license fee of $5,000,000 and will pay minimum sales commitments totaling $12,000,000 over the next three years. The Company has recognized the $5,000,000 license fee under the CRI Agreement as revenue for the fiscal year ended

September 30, 1998. Additionally, in December 1998, the Company entered into a non-exclusive reseller agreement with Intergraph, an automated business solutions company with customers worldwide in a variety of commercial sectors and government. The agreement with Intergraph provides Intergraph with the non-exclusive right to resell the Company's products and services worldwide in exchange for minimum annual sales commitments over the next three years aggregating $4 million.

         The Company's strategy is to seek to enter into similar arrangements in other markets. The Company is in the process of hiring additional sales and marketing personnel with expertise and contacts in such targeted markets. Additionally, the Company will seek to leverage its existing relationships and applications of its software products to enhance its marketing efforts.

         Revenues during fiscal 1998 of $6,206,000 include $5,000,000 that relates to the CRI Agreement. Although such revenues represent a significant increase over fiscal 1997 revenues of $756,000, such results are not comparable since the Company did not begin commercialization and marketing efforts until the latter part of fiscal 1997. Although the Company had net income of $324,000 for fiscal 1998 and net income of $2,440,000 for the fourth quarter of fiscal 1998, without the $5,000,000 of revenues from CRI ($4,000,000 of which was recognized in the fourth quarter), the Company would have had a significant net loss during fiscal 1998 due in part to increased marketing and personnel costs associated with the commercialization effort, interest expense and $948,000 for a non-cash imputed compensation expense incurred in connection with the repricing of employee stock options. However, a significant portion of selling, general and administrative expenses can be attributed to the entering into, and obligations under, the CRI Agreement. Earnings per share were $0.04 and $0.25 for fiscal 1998 and the fourth quarter of fiscal 1998, respectively, as compared to a net loss per share of $(0.28) for fiscal 1997.

         Revenues for fiscal 1997 consisted primarily of product sales, licensing fees and consulting and maintenance fees. Revenues of $355,000 for fiscal 1996 consisted primarily of fees related to research and development services provided on behalf of government and industrial customers. The net loss from operations for fiscal 1997 and for fiscal 1996 of ($2,049,000) and ($1,204,000), respectively, resulted principally from the disproportionate amount of overhead expenses in relation to revenues received due to the commercialization of the Company's products and services in fiscal 1997.

         Research and development expense was $957,000 for fiscal 1998, a 29% increase over the research and development expense for fiscal 1997, which was $742,000. The increase reflects expenditures relating to the development of Continuum and software and modifications to enable MuSE and Continuum to operate on Windows-NT(Trademark) systems.

         Interest expense was $799,000 for fiscal 1998 as compared to $168,000 for fiscal 1997, reflecting accrued interest and debt issuance costs in connection with various private placements of notes during fiscal 1998.

Liquidity and Capital Resources

         To date, the Company's capital needs have been funded through a series of debt and equity financings.

         In December 1995, the Company sold convertible promissory notes and warrants for net proceeds of approximately $900,000, which proceeds were used to pay certain liabilities assumed in connection with the acquisition of the License Agreement and related technology. In April 1996, such notes were converted into an aggregate of 131,579 shares of Common Stock.

         During April through September 1996, the Company received net proceeds of approximately $1,700,000 through the sale of Common Stock.

         In June 1997, the Company received net proceeds of $1,113,750 from the issuance of notes in the principal amount of $1,237,500 and an aggregate of 81,411 shares of Common Stock. Of such notes, $937,500 were paid on maturity in June 1998 out of the proceeds of the April 1998 Private Placement (described below) and $309,960 of such notes and accrued interest were converted to an aggregate of 68,881 shares of Common Stock and Warrants to purchase 68,881 shares of Common Stock.

         In December 1997, the Company completed a private placement (the "December 1997 Private Placement") consisting of 8% promissory notes (the "1997 Notes") in the aggregate principal amount of $875,000 and an aggregate of 57,566 shares of Common Stock. The net proceeds to the Company from the December 1997 Private Placement was $688,000. The Company used approximately $270,000 of the net proceeds of its initial public offering completed in November 1998 (the "IPO") to pay the balance due on the 1997 Notes, together with accrued interest thereon.

         In April and May 1998, the Company sold an aggregate of 355,000 shares of Common Stock and warrants to purchase 355,000 shares of Common Stock, for net proceeds of $1,412,750 (the "April 1998 Private Placement"). The underwriter of the Company's IPO acted as placement agent in connection with the April 1998 Private Placement and received a commission of 10% of the gross proceeds of such sale and reimbursement of its expenses (including legal fees and disbursements) incurred in connection with such placement of $25,000.

         In July 1998, the Company sold 1,000,000 shares of Common Stock and CRI Warrants to purchase 1,000,000 shares of Common Stock to CRI for an aggregate purchase price of $8,000,000. The Company paid an aggregate of approximately $520,000 to three officers of the Company in connection with such transaction.

         In October, 1998, in order to assist CRI with its short term cash requirements in connection with CRI's commencement of marketing efforts with respect to the Company's products, the Company approved certain loans to CRI in the principal amount of up to $1,000,000 payable on demand with interest at 12% per annum accruing and payable monthly following 60 days from the draw-down date. As of the date hereof, $1,000,000 is outstanding under such loan arrangement.

         On November 19, 1998, the Company consummated its IPO through the sale of 1,200,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common stock and received gross proceeds of $9,600,000. Additionally, on December 2, 1998, the underwriter of the Company's IPO exercised its over-allotment option in full and the Company received gross proceeds of $1,440,000. Total net proceeds to the Company approximated $9,600,000.

         Pursuant to his employment agreement in December 1998, Curtiz J. Gangi was given a loan in the principal amount of $150,000 in connection with his relocation to New Mexico. The loan bears interest at the rate of 5% per annum and is secured by a pledge of vested stock options having a value equal to the principal amount of the loan.

         The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. To date, the Company's principal source of funds has been from the sale of its debt and equity securities. Based upon its current plans, the Company believes that the net proceeds of its IPO, together with the net proceeds from the sale of securities to CRI in July 1998 and funds generated from operations, including payments and royalties under the CRI Agreement, will be sufficient to satisfy the Company's operations for at least the next twelve months. The foregoing sentence is considered a forward-looking statement for purposes of the Private Securities Litigation Reform Act of 1995 and is subject to the risks and factors set forth below under "Factors Affecting Operating Results and Market Price of Securities." However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to the Company.

Year 2000 Compliance

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. The Company believes that its products are currently year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem of either the Company or its customers or strategic partners could have a material adverse effect on the Company's business, results of operations and financial condition.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

Uncertainty of Future Profitability and Substantial Accumulated Deficit

         Any increase in revenue will be dependent upon the ability of the Company to market its software, either directly or through distributors or strategic partners. The Company expects to substantially increase its operating expenses in anticipation of increased revenue with no assurance that the Company will generate sufficient revenue to cover such expenses. Accordingly, there can be no assurance that the Company can or will ever achieve profitable operations.

Cash Requirements

         The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. To date, the Company's principal source of funds has been from the sale of its debt and equity securities. Based upon its current plans, the Company believes that the net proceeds from its IPO, together with the net proceeds from the sale of securities to CRI in July 1998 and funds generated from operations, including payments and royalties received under the CRI Agreement, will be sufficient to satisfy the Company's operations for at least the next twelve months. However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product development programs, including but not limited to the further development of MuSE and Continuum or related products, or the Company may be forced to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

Technological Uncertainties

         The commercial success of the Company's software will be dependent on its acceptance by potential customers. The Company's software is based on technology that has not been generally proven in the marketplace and is subject to the risks of failure inherent in products based on new technologies. A significant portion of the Company's resources, including approximately $6,200,000, or 78% of the net proceeds of the Company's IPO, will be used for research and development and marketing relating to the Company's software and other products and services. There can be no assurance that the Company can or will develop marketable products. The failure of the Company to achieve market acceptance of its products will have a material adverse effect on the Company.

Marketing Activities Required

         The Company's ability to generate revenue and profits from its software products is dependent upon its ability to successfully market MuSE and applications using MuSE. The Company's marketing efforts will be directed principally, at least initially, toward potential strategic partners who can develop and market applications based on MuSE products in various industries. Substantial marketing efforts will be required to obtain such strategic partnerships. No assurance can be given that the Company will be successful in its marketing efforts. In addition, the Company is subject to the risks inherent in any attempt to commercialize products based on new technology, many of which are not within the Company's control.

Anticipated Dependence on Strategic Partners

         Other than the CRI Agreement and the agreement with Intergraph, the Company does not currently have any agreements or understandings with other potential strategic partners, and there can be no assurance that the Company can or will be able to enter into strategic relationships or that any agreements or arrangements with strategic partners will generate revenue or profits for the Company.

         To the extent that the Company relies upon strategic partners to perform such functions as research and development and marketing or commercialization of applications based on MuSE products, the Company will be dependent upon the ability and willingness of such strategic partners to perform its obligations in a timely manner. The amount and timing of the allocation of resources by any strategic partner pursuant to its arrangement or agreement with the Company may be affected by numerous factors not within the control of the Company, including, but not limited to, a change in management or direction by the strategic partner, the introduction by the strategic partner of products which may compete with the Company's products or applications or the strategic partner's perception of the market for the Company's products.

         Certain conflicts of interest could arise between the Company and one or more of its strategic partners which, depending on the nature of the conflict, could have a material adverse effect upon the Company's business, prospects and financial condition. Although the Company will seek to restrict its strategic partners from developing competitive products it may not be able either to obtain or enforce such restrictions. The Company's strategic partners or their affiliates may develop, either alone or with others, products which are competitive or have applications which are competitive with the Company's products. Such conflicts could affect the support provided by the strategic partner for the Company's products which could have a material adverse effect on the Company.

         The ability of the Company to enter into arrangements with strategic partners on acceptable terms may be affected by the Company's financial condition. To the extent that the Company is in a position where it requires substantial capital to fund its operations, it may be necessary for the Company to grant to strategic partners certain rights to the Company's products or technology which the Company would not otherwise grant.

Dependence on License Agreement

         MuSE is based on software which is licensed to the Company by Sandia pursuant to the License Agreement, which grants the Company exclusive rights to develop and commercialize MuSE until October 2005 and thereafter provides a non-exclusive right through 2015. At the end of such ten year period of exclusivity, the Company may request Sandia to extend exclusivity through 2015, which determination shall be made in Sandia's sole discretion. Sandia has the right to terminate the license or make the license non-exclusive in the event the Company fails to pay the required royalties under the License Agreement, with an annual minimum royalty of $20,000 through the year ending December 31, 2006. The Company is also obligated to pay an annual license fee of $10,000 through the year ending December 31, 1999 and a one-time payment of $20,000 prior to July 1999. Any termination of the License Agreement will have a material adverse effect on the Company. Furthermore, at such time as the license becomes non-exclusive, other companies may obtain the rights to the MuSE technology to develop products which may compete with those of the Company.

Rapid Changes in Technology

         The computer industry in general and the software industry in particular are subject to rapid changes in technology, which can make hardware or software obsolete. Advances in technology create markets for new products and change or reduce the market for existing products. There can be no assurance that future technological developments will not result in technologies which render the Company's products or applications obsolete. In order for the Company to obtain market acceptance of MuSE and Continuum or related products, the Company must be able to convince its potential customers and strategic partners that it has the technological capabilities to meet the technological demands of the marketplace. Furthermore, the willingness of a potential strategic partner to enter into an agreement or arrangement with the Company and to devote the financial and personnel resources to the development of applications using MuSE may be dependent on, among other factors, the ability of the Company or the strategic partner to offer solutions which are competitive with products developed and offered by others and whether such products can generate an acceptable market share.

Uncertainty of Protection of Patents and Intellectual Property Rights

         The Company believes that patent and other protection of intellectual property rights is crucial to its business and that its future will depend in part on its ability to develop proprietary and/or patented products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company's products are based on patents and other proprietary technology developed by Sandia and by the Company. Patents have been issued separately to Sandia and the Company with respect to various aspects of MuSE and to the Company with respect to Continuum. However, no assurance can be given that the patents will be upheld if challenged. Any challenge to the validity of the Company's patent rights, regardless of whether the Company ultimately prevails, could be expensive and could require the Company to use a significant portion of its resources in any such litigation, without any assurance of success. Pursuant to the License Agreement, Sandia has the obligation to defend the patents licensed to the Company against any claim of infringement or invalidity, as a result of which the Company will be dependent upon Sandia's willingness or ability to defend the patents against any claim. No assurance can be given that third parties will not challenge the validity and enforceability of the patent applications or any patents owned or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted and found to have merit, that the Company will not be enjoined from using MuSE and licensing MuSE, or that the Company would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement.

         The Company will generally rely on a combination of trade secret, copyright, trademark and patent law to protect its proprietary rights in the intellectual property developed by it or licensed to the Company. Although the Company intends to provide products utilizing MuSE to its customers primarily in object code form, no assurance can be given that unauthorized third parties will not be able to duplicate the software code.

Risk of Product Liability; Product Liability Insurance May Be Insufficient or Unavailable

         The use of the Company products, including products designed and marketed by a potential strategic partner, may expose the Company to liability claims resulting from the use of the products. The Company currently maintains limited product liability insurance in the aggregate amount of $2,000,000 per occurrence with a total aggregate limit of $5,000,000, and there can be no assurance that such coverage will be adequate. Furthermore, there can be no assurance that adequate product liability insurance will be available to the Company or any of its strategic partners in the future at a reasonable cost, if at all. The inability of the Company or any strategic partner to obtain sufficient coverage at an acceptable cost or to obtain other protection against potential liability could prevent or inhibit the commercialization of the one or more of Company's proposed products. A successful product liability claim or a product recall would have a material adverse effect upon the Company's business, prospects and financial condition.

Government Contracts

         The Company maintains several Federal government contracts and receives grants from the Federal government, all of which are cancellable and subject to renegotiation at the option of the government for any reason. Historically, the Company derived a significant portion of revenues, and expects to continue to derive a material portion of its revenues in the near future, from government contracts. Accordingly, any such cancellation or renegotiation relating to significant projects could have a material adverse impact on the Company.

Dependence on Management

         The Company is dependent upon the services of Dr. Creve Maples, Chairman of the Board and Chief Technical Officer, Curtiz J. Gangi, President, and Craig Peterson, Senior Software Development Manager, for the development of the Company's products, and Douglas Harless, Vice President-Sales and Marketing, for the marketing of the Company's products and services. Given the

Company's early stage of development and the shortage of personnel trained in the application and adaptation of MuSE, the Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to adapt MuSE to specific applications and solutions. Loss of the services of any of Dr. Maples or Messrs. Gangi or Peterson would have a material adverse effect on the Company's operations and financial condition. The Company has obtained, and is required to maintain, key man life insurance on the lives of Dr. Maples and Mr. Gangi in the amount of $1,000,000 each and Mr. Peterson in the amount of $500,000 while employed by the Company. The Company has entered into three-year employment agreements with Dr. Maples, Messrs. Gangi, Clark and Harless commencing as of June 1, 1998 and with Mr. Peterson commencing as of August 1, 1998, providing for current annual compensation of $175,000, $215,000, $150,000, $150,000 and $90,000,
respectively. Each agreement provides for certain bonuses, severance benefits, non-competition covenants and, in some cases, payments in the event of a change of control of the Company. In addition, certain officers have the right to obtain a 5% loan from the Company to cover certain relocation expenses.

Competition

         There are many companies, both public and private, engaged in developing and marketing software products which compete or have applications which compete with the Company's software products. At the present time, Division, Paradigm, Advanced Visual Systems, Inc., Gemini Technology Corp., Autodesk, and SGI among others, market such products. The Company believes that the principal factors affecting its ability to compete include such factors as the functionality and architecture of MuSE, the performance of specific applications of products using MuSE, the price of MuSE and the perceived ability of the Company and/or a strategic partner to support and service MuSE after installation.

         Most of the companies with which the Company competes or is expected to compete have substantially greater financial resources, research and development capabilities, sales and marketing staffs and distribution channels than the Company. There can be no assurance that products and services based on MuSE will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Additionally, other major software companies may be able to develop competing products and, if MuSE gains market acceptance, other more established companies may enter the Company's markets.

Effects of Customers' Cost-reduction Programs

         The pricing of software products in general, and those, such as the Company's, that are based on new technology in particular, may be affected by the continuing efforts of end-users and project directors to contain or reduce costs through various means, including curtailment of discretionary spending or reduction in the scope of or termination of existing projects. The Company cannot predict the effect such cost reduction measures or changes in the overall economy may have on its business, and no assurance can be given that any such actions or changes in the economy will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such actions or changes have a material adverse effect upon the business, financial condition and profitability of other companies that are prospective strategic partners for certain of the Company's products, the Company's ability to commercialize its products may be adversely affected.

Effective Control by Officers, Directors and Principal Stockholders

         The officers and directors of the Company currently beneficially own approximately 29.1% of the Common Stock of the Company and will have the ability to significantly influence the election of the directors of the Company and otherwise significantly influence the affairs of the Company. In addition, CRI owns approximately 10.0% of the Common Stock of the Company and may also be able to significantly influence the affairs of the Company.

Related Party Transactions

         The Company has entered into several business transactions with its directors, officers and principal stockholders and their affiliates. Such arrangements could result in certain conflicts of interest between such persons and the Company. See "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be filed within 120 days of the fiscal year end.

Absence of Dividends

         The Company has not paid any cash dividends on its capital stock and does not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.

Shares of Common Stock Issuable Pursuant to Warrants And Underwriter's Unit Purchase Option; Registration Rights

         In addition to the 10,143,893 shares of Common Stock outstanding, there are outstanding Warrants to purchase 1,113,881 shares of Common Stock, of which Warrants to purchase 423,881 shares of Common Stock are held by certain selling securityholders, and other outstanding warrants to purchase 1,445,362 shares of Common Stock. The Company has issued to the underwriter of its IPO for nominal consideration a Unit Purchase Option to purchase 120,000 units consisting of 120,000 shares of Common Stock and Warrants to purchase 60,000 shares of Common stock. The Company also has stock option plans pursuant to which options to purchase 2,458,750 shares of Common Stock are outstanding. The holders of Warrants and the underwriter's Unit Purchase Option have certain demand and/or piggyback registration rights. The Company will bear the cost of preparing such registration statements but will not receive any proceeds from the sale of shares of Common Stock or Warrants pursuant thereto other than payment of the exercise price with respect to any Warrants that are exercised. The Company anticipates that it will register the shares of Common Stock pursuant to the Company's stock option plans pursuant to a Form S-8 registration statement. CRI also possesses certain demand and piggyback registration rights with respect to the

1,000,000 shares of Common Stock held by CRI and the 1,000,000 shares of Common Stock underlying the CRI Warrants. The existence of these registration rights, as well as the sale of shares of Common Stock pursuant to registration statements which the Company may be required to prepare, may have a depressive effect on the price of the Common Stock in the open market. In addition, the existence of such warrants and options and the registration rights referred to above may adversely affect the terms on which the Company can obtain additional equity financing. The holders of warrants are likely to exercise them at a time when the Company would otherwise be able to obtain capital on terms more favorable than those provided by the Warrants.

Potential Adverse Effect of Redemption of The Warrants

         Commencing November 16, 1999, or earlier with the consent of the underwriter of the Company's IPO, the Warrants may be redeemed by the Company at a redemption price of $.01 per Warrant upon not less than 30 days' notice if the average closing price per share of the Common Stock is at least $12.00, subject to adjustment, during the 20 day period ending not earlier than five days from the date the Warrants are called for redemption. Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. The Company will not call the Warrants for redemption except pursuant to a currently effective prospectus and registration statement.

Current Prospectus And State Registration Required to Exercise Warrants

         Holders of the Warrants will only be able to exercise the Warrants if
(a) a current prospectus under the Securities Act relating to the shares of Common Stock issuable upon exercise of the Warrants is then in effect and (b) such securities are qualified for sale or exemption from qualification under the applicable securities laws of the states in which the various holders of Warrants reside. Although the Company has undertaken to use commercially reasonable efforts to maintain the effectiveness of a current prospectus covering the Common Stock underlying the Warrants, and may not call the Warrants for redemption unless there is a current and effective registration statement covering the issuance of the Common Stock upon exercise of the Warrants, there can be no assurance that the Company will be able to do so. Unless there is an effective and current registration statement covering the issuance of the Common Stock upon exercise of the Warrants, the Company will not accept payment for, or issue Common Stock with respect to, the exercise of any Warrants, and any payments made by a Warrant holder will be refunded by the Company. The value of the Warrants may be greatly reduced if a current prospectus covering the Common Stock issuable upon the exercise of the Warrants is not kept effective or if such securities are not qualified or exempt from qualification in the states in which the holders of Warrants reside. The Company has registered or qualified the Warrants for sale in a limited number of states. There is no assurance that, at the time a holder of Warrants desires to exercise the Warrants, that such holder will reside in a state in which the underlying Common Stock may be issued.

Future Sales of Common Stock Under Rule 144 or Otherwise

         Of the total shares outstanding, approximately 7,000,000 shares are subject to the restrictions contained in certain agreements with the underwriter of the Company's IPO and officers, directors and certain stockholders of the Company restricting the sale or other disposition of such persons' Common Stock until November 15, 1999 without the prior written consent of the underwriter. Subsequent to the end of such restriction, all of such restricted shares will be eligible for sale under Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may sell "restricted securities" within any three-month period limited to a number of shares which does not exceed the greater of one percent of the then outstanding shares or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale (without any quantity limitation) of "restricted securities" by a person who is not an affiliate of the issuer and who has satisfied a two-year holding period. Accordingly, the 2,004,604 shares (and all shares subject to options and warrants) held by officers and directors will be subject to the volume limitations described above so long as such persons are deemed affiliates of the Company.

Quarterly Fluctuations in Revenues And Market Price

         Quarterly revenues and operating results will fluctuate as a result of a variety of factors. These factors, some of which are beyond the Company's control, include the timing of the completion, material reduction or cancellation of major projects, the loss of a major customer or the termination of a relationship with a strategic partner, timing of the receipt of new business, timing of the hiring or loss of personnel, changes in the pricing strategies and business focus of the Company or its competitors, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of the Company's software products. Revenues and operating results are difficult to forecast because of those fluctuations.

         The trading prices of the Common Stock and the Warrants are subject to fluctuation in response to quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and computer software companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock and the Warrants.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 13(a)(1) in Part IV.


ITEM 8.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         Not Applicable

                                   PART III


ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1998.


ITEM 10.   EXECUTIVE COMPENSATION

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1998.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1998.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1998.

                                    PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
                                                                                                               Page
                                                                                                               ----
(a)      Documents filed as part of this report.

         1.       Financial Statements (appearing at end of this report)

         Report of Independent Public Accountants                                                               F-1

         Consolidated Balance Sheet - September 30, 1998                                                        F-2

         Consolidated Statements of Operations - For the years ended September 30, 1998
          and 1997                                                                                              F-3

         Consolidated Statements of Changes in Stockholders' Equity - For the years ended
         September 30, 1998 and 1997                                                                            F-4

         Consolidated Statements of Cash Flows - For the years ended September 30, 1998
         and 1997                                                                                               F-5

         Notes to Consolidated Financial Statements                                                             F-6

         2.       Exhibits

         1.1      Revised Form of Underwriting Agreement.*

         1.2      Revised Form of Underwriter's Unit Purchase Option.*

         3.1      Certificate of Incorporation of the Registrant, as amended.*

         3.2      By-Laws of the Registrant.*

         3.3      Amendment No. 1 to By-Laws of Registrant.*

         4.1      Specimen Stock Certificate.*

         4.2      Revised Form of Warrant Agreement between the Registrant and
                  American Stock Transfer & Trust Company, including the revised form of Class A Redeemable Common Stock Purchase
                  Warrant and the form of Class B Redeemable Common Stock
                  Purchase Warrant.*

         10.1     License Agreement dated October 9, 1995 between the Company and Sandia, as amended.*/**

         10.2     Office Lease dated September 6, 1995 between the Company and Airpark
                  Associates, as amended.*

         10.3     1995 Stock Option Plan.*

         10.4     1996 Stock Option Plan.*

        10.4(a)   Amendment No. 1 to 1996 Stock Option Plan.*

        10.5      Employment Agreement, dated as of June 1, 1998 between Creve Maples and the
                  Registrant.*

        10.6      Employment Agreement, dated as of August 1, 1998, between Craig Peterson and the Registrant.*

        10.7      Employment Agreement, dated as of June 1, 1998, between Curtiz J. Gangi and the
                  Registrant.*

        10.8      Employment Agreement, dated as of June 1, 1998, between Brian Clark and the
                  Registrant.*

        10.9      Employment Agreement, dated as of June 1, 1998, between Douglas Harless and the Registrant.*

        10.10     Super Value-Added Reseller (S-VAR) Agreement, dated June 19,
                  1998 between Continuum Resources International ASA and the
                  Registrant.*/**

        27.1      Financial Data Schedule

-------------

* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-62495).
** Portions of this document have been deleted pursuant to a request for confidential treatment.

(b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MUSE TECHNOLOGIES, INC.
By:    /s/ Curtiz J. Gangi                         Dated: December 22, 1998
       ---------------------------------
       Curtiz J. Gangi, President

                               POWER OF ATTORNEY

         Each of the undersigned hereby appoints Curtiz J. Gangi, as his attorney-in-fact to sign his name, in any and all capacities, to any amendments to this Form 10-KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                       Title                         Date

/s/Curtiz J. Gangi          Principal Executive Officer,       December 22, 1998
-------------------------
Curtiz J. Gangi             President and Director

/s/Creve Maples             Director                           December 22, 1998
-------------------------
Creve Maples

/s/David Durgin             Director                           December 22, 1998
-------------------------
David Durgin

/s/Edward Masi              Director                           December 22, 1998
-------------------------
Edward Masi

                            Director                           December __, 1998
-------------------------
Benjamin Huberman

/s/Brian Clark              Chief Financial Officer            December 22, 1998
-------------------------
Brian Clark                 (principal financial and
                            accounting officer), Treasurer and
                            Secretary

                             MUSE TECHNOLOGIES, INC

                              REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                         YEARS ENDED SEPTEMBER 30, 1998
                             AND SEPTEMBER 30, 1997

                             MUSE TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditors' Report...............................................F-1

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statement of Stockholders' Equity..........................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements...........................................F-6-16

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
MUSE Technologies, Inc.
Albuquerque, NM

         We have audited the accompanying balance sheet of MUSE Technologies, Inc. as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows, for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MUSE Technologies, Inc. as of September 30, 1998, and the results of its operations and cash flows, for the years ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles.

                                         /s/Feldman Sherb Ehrlich & Co., P.C.
                                         Feldman Sherb Ehrlich & Co., P.C.
                                         Certified Public Accountants

New York, NY
December 4, 1998

                            MUSE TECHNOLOGIES, INC.

                                 BALANCE SHEET

                              SEPTEMBER 30, 1998

                                    ASSETS
                                    ------

CURRENT ASSETS:
     Cash                                                        $  3,539,403
     Accounts receivable                                            4,364,000
     Stock subscription receivable                                  4,000,000
     Prepaid insurance                                                 22,877
                                                                 ------------
         TOTAL CURRENT ASSETS                                      11,926,280

PROPERTY AND EQUIPMENT- net                                           438,164

NOTE RECEIVABLE - RELATED PARTY                                        55,000

DEFERRED OFFERING COSTS                                               363,860

OTHER ASSETS                                                           29,242
                                                                 ------------

         TOTAL ASSETS                                            $ 12,812,546
                                                                 ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $    135,099
     Accrued liabilities                                              851,658
     Capital lease - current portion                                    9,093
     Notes payable (net of discount of $25,521)                       599,479
                                                                 ------------
         TOTAL CURRENT LIABILITIES                                  1,595,329

CAPITAL LEASE, less current portion                                     3,121

                                                                 ------------
         TOTAL LIABILITIES                                          1,598,450
                                                                 ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.015 par value, 50,000,000 shares
         authorized, issued and outstanding 8,763,893                 131,458
     Additional paid-in capital                                    14,444,091
     Stock subscription receivable                                    (87,500)
     Accumulated deficit                                           (3,273,953)
                                                                 ------------
         TOTAL STOCKHOLDERS' EQUITY                                11,214,096
                                                                 ------------

                                                                 ------------
                                                                 $ 12,812,546
                                                                 ============


                      See notes to financial statements.

                            MUSE TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS

                                                            Year Ended
                                                           September 30,
                                                    ---------------------------
                                                       1998             1997
                                                    -----------     -----------

REVENUE                                             $ 6,206,135     $   755,705
                                                    -----------     -----------

EXPENSES:
     Selling, general and administrative expenses     2,702,359       1,467,240
     Research and development                           956,946         741,910
     Non-cash imputed compensation expense              948,355            --
     Depreciation                                       475,928         427,735
     Interest expense                                   798,653         167,922
                                                    -----------     -----------
TOTAL EXPENSES                                        5,882,241       2,804,807
                                                    -----------     -----------

NET INCOME (LOSS)                                   $   323,894     $(2,049,102)
                                                    ===========     ===========


NET INCOME (LOSS) PER SHARE:
Basic                                               $      0.04     $     (0.28)
                                                    ===========     ===========
Diluted                                             $      0.04     $     (0.28)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES AND COMMON EQUIVALENTS:
Basic                                                 7,672,010       7,193,169
                                                    ===========     ===========
Diluted                                               8,654,838       7,193,169
                                                    ===========     ===========









                      See notes to financial statements.

                            MUSE TECHNOLOGIES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock             Additional        Stock                          Total
                                         ---------------------------      Paid-in      Subscription   Accumulated     Stockholders'
                                           Shares          Amount         Capital       Receivable      Deficit           Equity
                                         -----------     -----------    -----------     ----------    -----------      -----------

BALANCE - October 1, 1996                  7,076,579     $   106,149    $ 2,437,275    $      --      $(1,603,745)     $   939,679
  Sale of common stock pursuant to
      private placement                       99,014           1,485        584,000           --             --            585,485
  Sale of common stock in
      connection with notes                   81,415           1,221        335,855           --             --            337,076
  Issuance of common stock pursuant to
      consulting agreements                    9,758             146         74,014           --             --             74,160
  Sale of stock to officer                    11,513             173         87,327        (87,500)          --               --
  Dividend adjustment                           --              --             --             --           55,000           55,000
  Net loss                                      --              --             --             --       (2,049,102)      (2,049,102)
                                         -----------     -----------    -----------     ----------    -----------      -----------

BALANCE - September 30, 1997               7,278,279         109,174      3,518,471        (87,500)    (3,597,847)         (57,702)
  Issuance of common stock pursuant to
      consulting agreements                    4,058              61         30,780           --             --             30,841
  Sale of common stock pursuant to
      private placements                   1,412,566          21,188      9,637,285           --             --          9,658,473
  Conversion of notes into
      common stock                            68,880           1,033        308,927           --             --            309,960
  Exercise of stock options                      110               2            273           --             --                275
  Non-cash imputed compensation
      expense                                   --              --          948,355           --             --            948,355
  Net income                                    --              --             --             --          323,894          323,894
                                         -----------     -----------    -----------     ----------    -----------      -----------

BALANCE - September 30, 1998               8,763,893     $   131,458    $14,444,091     $  (87,500)   $(3,273,953)     $11,214,096
                                         ===========     ===========    ===========     ==========    ===========      ===========





                      See notes to financial statements.

                            MUSE TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS


                                                                     Year Ended
                                                                    September 30,
                                                            ----------------------------
                                                                1998             1997
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $   323,894      $(2,049,102)
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation                                             475,928          427,735
       Amortization of discount                                 585,886          127,968
       Amortization of finance cost                             138,421             --
       Non-cash imputed compensation expense                    948,355             --
       Issuance of common shares for consulting expense          30,841             --
       Issuance of common shares for interest expense             9,960             --
       Retirement of fixed assets                                  --             17,028
  Changes in assets and liabilities:
       (Increase) in accounts receivable                     (4,148,551)         (45,015)
       Decrease (increase) in prepaid assets                        377          (23,254)
       (Increase) decrease in other assets                       (6,590)          47,224
       (Decrease) increase in accounts payable                  (76,893)         190,326
       (Increase) decrease in accrued liabilities               647,971          (14,784)
                                                            -----------      -----------
    CASH USED IN OPERATING ACTIVITIES                        (1,070,401)      (1,321,874)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of property and equipment                      (151,919)        (273,555)
                                                            -----------      -----------
    CASH USED IN INVESTING ACTIVITIES                          (151,919)        (273,555)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from sale of stock                        5,411,561          629,062
       Net proceeds from exercise of stock options                  275             --
       Net proceeds from issuance of notes                      677,241        1,113,750
       Deferred offering cost                                  (363,860)            --
       Due from affiliate                                          --             23,627
       Decrease in capital lease payable                        (13,430)          25,644
       Borrowings -  line of credit                             (50,000)          50,000
       Repayments of notes payable                           (1,187,500)            --
                                                            -----------      -----------
         CASH PROVIDED BY FINANCING ACTIVITIES                4,474,287        1,842,083
                                                            -----------      -----------

NET INCREASE IN CASH                                          3,251,967          246,654

CASH - Beginning of year                                        287,436           40,782
                                                            -----------      -----------

CASH - End of year                                          $ 3,539,403      $   287,436
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:

       Interest                                             $    59,778      $   167,922
                                                            ===========      ===========
  Non-cash financing and investing activities:

       (1) Convertible notes converted to common stock          300,000             --
       (2) Reclass of stock subscription receivable
           to note receivable                                    87,500             --
       (3) Common stock issued in conjunction with
           note issuance                                        306,250          433,125



                      See notes to financial statements.

                            MUSE TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

1.       THE COMPANY

         MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995 to develop and market software products, designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems. The multisensory capabilities of the software ("MuSE"), enables the user to present information in real time using visual, auditory, tactical and other analytical tools. MuSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (the "License Agreement"). The Company has also developed a proprietary software product, "Continuum", designed for multiuser, real-time collaboration within the MuSE environment.

         In December, 1995 the Company acquired substantially all assets and liabilities from Viga Technologies Corporation ("Viga"), an affiliate with common ownership. As part of the acquisition Viga agreed to transfer the License Agreement to the Company. Pending completion of the transfer Viga sublicensed its rights under the License Agreement to the Company. On July 15, 1996, the License Agreement was formally assigned to the Company.

         The Company commenced operations in December 1995. Prior to entering into an exclusive marketing agreement in July 1988 (see note 12), the majority of the Company's revenue had been generated from products utilizing the MuSE technology and applied research and development services for customers in the Federal, corporate and nonprofit markets of the United States. Sales to the United States government represented $906,055 or 15%, and $528,748 or 70%, of revenue in 1998 and 1997, respectively. Accounts receivable from the United States government were $361,000 and $98,125 at September 30, 1998 and 1997, respectively. The Company does not require collateral on its accounts receivable.

         The Company effected a 1-for-3.04 reverse stock split on March 5, 1998. In addition, in conjunction with the 1-for-3.04 reverse stock split, the par value of the Company's stock was changed from $0.01 per share to $0.015 per share. All references to the number of shares of common stock and per share amounts in the accompanying financial statements and related footnotes have been restated as appropriate to reflect the stock split for all periods presented.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b. Revenue Recognition - The Company licenses software to end users under license agreements. The Company recognizes revenues in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition" ("SOP-91"), issued by the American Institute of Certified Public Accountants ("AICPA"). SOP-91 requires that software license revenue be recognized upon the receipt of a valid order and product shipment, provided no significant obligation to the customer exists. Maintenance (post-contract support) revenues are recognized on a straight-line basis over the term of the maintenance agreement (generally, one year). Maintenance revenues not currently recognized are recorded as deferred revenues. Revenues for other services and training are recognized upon performance of the service.

                  The AICPA has issued SOP 97-2 with regards to recognizing revenues on software transactions. SOP 97-2, which supersedes SOP 91-1, is effective on a prospective basis for fiscal years beginning after December 15, 1997. The adoption of the new SOP is not expected to have a material effect on the Company's financial statements.

         c. Research and Development - Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial.

         d. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over three years, which is the estimated useful life of the assets.

         e. Net Income (Loss) Per Share - Basic earnings (loss) per share is computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts also include the effect of dilutive common stock equivalents from the assumed exercise of stock options.

         f. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         g. Cash Equivalents - Cash equivalents are carried at cost, which approximates market value. For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments that are readily convertible to cash and have original maturities of three months or less from their date of purchase to be cash equivalents. Cash equivalents consist of overnight interest funds, which exceed the maximum insured by the Federal Depository Insurance Corp. (FDIC) by approximately $3,400,000.

         h. Fair Value of Financial Instruments - The Company's financial instruments under Statement of Financial Accounting Standards No. 107 ("SFAS 107") "Disclosures About Fair Value of Financial Instruments," includes cash, accounts receivable, notes receivable, accounts payable, notes payable, borrowings under line of credit facility, and long-term debt. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments.

3.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 1998 is as follows:

              Computer equipment                 $    1,460,927
              Furniture and fixtures                    126,636
                                                 --------------
                                                      1,587,563

              Less: accumulated depreciation         (1,149,399)
                                                 --------------
                                                 $      438,164
                                                 ==============

4.       ISSUANCES OF STOCK AND DEBT

         (i) During the year ended September 30, 1997, 99,014 shares of common stock were sold for net proceeds of $585,485.

         (ii) During June 1997, the Company issued $1,237,500 principal amount of, 8% promissory notes and shares of the Company's common stock for which it received net proceeds of $1,113,750. The principal balance and accrued interest were due and payable upon the earlier of the one year anniversary of the date of the note or seven days after the consummation of an initial public offering. For valuation purposes, $433,125 was allocated to the common stock and the remainder to the notes. Accordingly, the notes were issued at a discount from their face value. The discount was amortized over the one year term of the notes. At September 30, 1997, the unamortized debt discount was $305,157. As of September 30, 1998, $937,500 of such notes were repaid and $300,000 plus accrued interest of $9,960 was converted to common stock.

         (iii) In September 1997, the Company sold to an officer 11,513 shares of Common Stock at a purchase price of $7.60 per share for an aggregate of $87,500. Payment of the purchase price was made by issuance of a non-recourse promissory note secured by a pledge of the shares purchased. The officer has agreed to pay such loan within six months of the effective date of the Company's initial public offering.

         (iv) In April and May 1998, the Company received net proceeds of $1,411,500 from the sale in a private placement of 35.5 units at $45,000 per unit. Each unit consists of 10,000 shares of the Company's common stock and a series A common stock purchase warrant to purchase 10,000 shares of common stock.

         (v) During the year ended September 30, 1998, the Company issued $875,000 of promissory notes at 8% interest, attached with shares of the Company's common stock for which it received net proceeds of $688,131. The principal balance and accrued interest are payable upon the earlier of the one year anniversary of the date of the note or seven days after the consummation of an initial public offering. For valuation purposes, $306,250 debt discount was allocated to the common stock, less $48,448 attributed to offering costs. A total of 57,566 shares of the Company's common stock was issued. At September 30, 1998, the unamortized debt discount was $25,521. As of September 30, 1998, $250,000 of the notes plus accrued interest has been repaid.

         (vi) On July 15, 1998, the Company sold 1,000,000 shares of common stock and stock purchase warrants for the purchase up to 1,000,000 shares of common stock at $9.60 per share. Such warrants are exercisable upon issuance thru June 30, 2003. The stock and the warrants were sold as a unit for $8,000,000. The Company received $4,000,000 as of September 30, 1998 of such stock sale. The remaining $4,000,000 was received in November 1998.

                  The Company paid its Vice President of Sales and Marketing and two other executives a commission of $520,000 in connection with this investment.

                  The warrants are redeemable by the Company at any time after December 31, 1998 at $.01 per warrant upon 30 days prior notice, provided that (A) the following criteria are satisfied: (a) with respect to redemption of up to 50% of the warrants, the average closing price of the Common Stock as listed on the Nasdaq Stock

                  Market (or other securities exchange) is at least $14.40 for the twenty day period ending at least two days before the redemption date, or (b) with respect to redemption of up to 100% of the warrants, the average closing price of the Common Stock as listed on the Nasdaq Stock Market (or other securities exchange) is at least $19.20 for the twenty day period at least two days before the redemption date, and (B) the Company is engaged in a subsequent underwritten public offering of its securities in which the managing underwriter thereof requires redemption of such warrants.

5.       STOCK OPTIONS AND WARRANTS

         The Company currently has two stock option plans with essentially identical terms and conditions. Under the 1995 Stock Option Plan, the Company may grant non-qualified stock options to purchase up to 3,586,513 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant non-qualified or incentive stock options to purchase up to 1,644,737 shares of common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be for periods up to ten years and become exercisable in varying amounts based on a vesting schedule. In general, the options become exercisable in three installments beginning on the first anniversary of the grant. All options allow for the purchase of common stock at prices equal to market value at the date of the grant.

         The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SAS No. 123, "Accounting for Stock- Based Compensation," ("SAS 123") for disclosure purposes: accordingly, no compensation has been recognized in the results of operations for its stock option plans as required by APB 25, other than a $948,355 non-cash compensation charge related to the repricing of certain stock options.

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended September 30, 1998 and 1997; annual dividends of $0.00, expected volatility of 50%, risk-free interest rate of 5.7%, and expected option lives of six years. The weighted average fair value of the stock options granted for the years ended September 30, 1998 and 1997 was $2.79 and $1.89, respectively.

         See Notes 4 and 8 with respect to the issuance of warrants by the Company.

         The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of the Company's common stock:

                                        Stock Options                                                Warrants
                      --------------------------------------------------      --------------------------------------------------
                                        Exercise                                                   Exercise
                        Shares          Price (1)          Exercisable           Shares              Price           Exercisable
                      ----------      -------------      ---------------      -------------      -------------       -----------
Outstanding at
October 1, 1996           92,105   $           2.50               16,630            121,710    $          7.60                --
                                                         ===============

      Granted            790,131               2.50                   --            425,691               7.60                --

      Granted            197,368               7.60                   --                 --                 --                --

      Canceled           (13,158)              2.50                   --           (102,039)              7.60            36,033
                      ----------      -------------      ---------------      -------------      -------------       -----------
Outstanding at

September 30, 1997     1,066,446          2.50-7.60              307,610            445,362               7.60           445,362
                                                         ===============

      Granted            689,804               2.50                   --            423,881               4.50                --

      Granted            727,500               7.50                   --          1,000,000               9.60                --

      Canceled           (24,671)              2.50                   --                 --                 --                --

      Exercised             (329)              2.50                   --                 --                 --                --
                      ----------      -------------      ---------------      -------------      -------------       -----------
Outstanding at
September 30, 1998     2,458,750   $      2.50-7.60            1,426,035          1,869,243    $     4.50-9.60         1,869,243
                      ==========      =============      ===============      =============      =============       ===========


         (1) As a result of the March 5, 1998 1-for-3.04 reverse stock split, the exercise price of the options under the Company's 1995 and 1996 stock option plans was $7.60. In April 1998, the exercise price of the options was reduced to $2.50 per share. The above table reflects such repricing. The Company incurred a non-cash compensation expense of $948,355 related to such repricing.

         Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net income
         (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the years ended September 30:

                                                        1998          1997
                                                    -----------   -------------
Net income (loss):..................  As reported   $   323,894   $  (2,049,102)
                                      Pro forma     $  (127,077)  $  (2,241,718)

Net income (loss) per share:.......
              Basic                   As reported   $      0.04   $       (0.28)
                                      Pro forma     $     (0.02)  $       (0.31)

              Diluted                 As reported   $      0.04   $       (0.28)
                                      Pro forma     $     (0.01)  $       (0.31)

6.       EMPLOYMENT AGREEMENTS

         Effective June 1, 1998 the Company has entered into three year employment agreements with various officers of the Company as follows:

         - The Chief Technical Officer of the Company will receive an annual base salary of $175,000 and a bonus of up to $65,000 upon the Company achieving certain performance objectives. This officer also received options to purchase Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000, and 50,000 shares on June 1, 2001.

         - The President of the Company will receive an annual base salary of $215,000 and a bonus of up to $134,000 upon the Company achieving certain performance objectives. The President also received options to purchase Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows: 100,000 shares on June 1, 1999, 125,000 shares on June 1, 2000 and 150,000 shares on June 1, 2001. The President is entitled to receive a five year loan in the amount of $150,000 at 5% annual interest in connection with his relocation to New Mexico pursuant to the completion of the initial public offering ("IPO") of the Company's securities.

         - The Vice-President of Sales and Marketing will receive an annual base salary of $150,000. This officer will receive commissions under the Company's Sales Compensation Plan. The officer also received options to purchase Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001. Such officer is entitled to receive a five year loan in the amount of $75,000 at 5% annual interest in connection with his relocation to New Mexico pursuant to the completion of an IPO.

         - The Chief Financial Officer will receive an annual base salary of $150,000 and a bonus of up to $65,000 upon the Company achieving certain performance objectives. This officer also received options to purchase Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001. The Chief Financial Officer is entitled to receive a five year loan in the amount of $75,000 at 5% annual interest in connection with his relocation to New Mexico pursuant to the completion of an IPO.

         Under the above agreements, if such the officer is terminated by the Company other than for cause (as defined in each employment agreement), or if the officer dies or becomes permanently disabled, all stock options held by such officer shall immediately vest upon such termination and such officer shall receive severance payments in an amount equal to one year's base salary for the President, Chief Financial Officer and the Vice President of Sales and Marketing (if terminated after November 30, 1998), and two year's base salary for the Chief Technical Officer. Each of the employment agreements also contain provisions relating to severance payments equal to the salary and bonus for the remainder of the employment term plus an additional one year's base salary in the event of a change in control (as defined in the employment agreement).

         In addition to the above agreements, effective August 1, 1998 the Company entered into a three year employment agreement with an employee to serve as the Company's Director of Product Development at an annual salary of $90,000.

7.       RETIREMENT PLAN

         In October 1996, the Company established a defined contribution plan (SARSEP plan) covering substantially all employees. Under the terms of the plan, eligible employees may contribute up to fifteen percent of their compensation, subject to statutory limitations. The Company expensed $27,759 and $23,249, representing 2% and 3% percent of eligible employees compensation, for their contribution to the plan for the years ended September 30, 1998 and 1997 respectively.

8.       LICENSE AGREEMENT

         The Company's license agreement, for the "MuSE" technology was amended in July 1998. It grants the Company exclusive rights to develop and commercialize MuSE until October 2005 and thereafter provides a non-exclusive right through 2015. At the end of such ten year period of exclusivity, the Company may request the licensor to extend exclusivity through 2015, which determination shall be made in the licensor's sole discretion. The licensor has the right to terminate the license or make the license non-exclusive in the event the Company fails to pay the required royalties under the license agreement, with an annual minimum royalty of $20,000 through the year ended December 31, 2006. The Company is also obligated to pay an annual license fee of $10,000 through the year ending December 31, 1999 and a one-time payment of $20,000 prior to July 1999.

9.       RELATED PARTY TRANSACTIONS

         a. Note Receivable - In 1997 Viga reduced by $55,000 the purchase price that the Company had paid to acquire the assets and rights to the license agreement for the MuSE Technology. Viga issued a note for the $55,000, bearing interest at 6.50% due in November 2001.

         b. Investment Banking Agreement - The Company had entered into an investing banking agreement with Investors Associates, Inc. ("IAI"). Certain owners of IAI are stockholders of the Company. In general, the Company has engaged IAI to provide investment banking services relating to the financings described in Note 4. On June 30, 1997, the investment banking agreement with IAI was mutually terminated.

                  For services as placement agent for such transactions, in 1997, the Company paid IAI fees of $123,750 and issued to IAI warrants to purchase 419,112 of common stock at $7.60 per share, of which 102,039 were subsequently canceled. In 1996, the Company paid IAI fees of $203,490 and issued to IAI warrants to purchase 121,710 shares of common shares at $7.60 per share. The warrants expire at various times from December 31, 1998 to April 2001.

         c. Transactions With Stockholders - The Company had entered into a consulting agreement that expired on September 30, 1997 with Quatro Corporation ("Quatro"), a minority shareholder, in which Quatro provided accounting services, financial and business support, executive and marketing consulting, and manufacturing consulting services to the Company. The Company paid $19,324 to Quatro for these services in 1997.

         d. Consulting Agreement - In March 1997, the Company entered into a consulting agreement with an independent contractor, wherein the contractor will act as an advisor to the Company with respect to business development and strategic alliance matters. The contractor was granted options to purchase 23,688 shares of Company common stock at a price of $7.60 per share, vesting at 1,974 shares per month.

9.       INCOME TAXES

         A reconciliation between the federal statutory tax rate and the effective income tax rate for the years ended September 30, 1998 and 1997 are as follows:

                                                1998              1997
                                             ------------     -----------
         Statutory Federal income
           tax rate                                  34 %           (34 %)
         Benefit of operating loss
           carry forwards                           (34 %)            --
         Losses for which no benefit
           is provided                                --             34 %
                                             ------------     -----------
         Effective income tax rate                    0 %             0 %
                                             ============     ===========

         As of September 30, 1998 the Company had net operating loss carry forwards of approximately $ 2,148,000 for federal tax purposes expiring in 2012. The resulting tax deferred tax asset of $752,000 has been offset by a corresponding valuation allowance.

10.      LEASES

         The Company leases its laboratory and office facilities under non-cancelable lease arrangements. Rent expense for 1998 and 1997 was $104,712 and $109,583 respectively. Future minimum lease payments under noncancellable operating leases are:

               1999                    $               109,105
               2000                                     18,306
                                             -----------------
                                       $               127,411
                                             =================

11.      GOVERNMENT CONTRACTS

         The Company derives significant revenue from contracts with the Federal government. Recognition of revenue is generally conditioned upon compliance with terms and conditions of the contracts and applicable Federal regulations. Substantially all contracts are subject to audit by agencies of the Federal government or their designees. Disallowances by Federal officials as a result of these audits may become liabilities of the Company. The Company has not recorded any liability for disallowances which may be determined in the future.

12.      MARKETING AGREEMENT

         In June 1998, the Company entered into an agreement with an entity which grants them the rights to market, sell and distribute the Company's products. This entity is the same that entered into a subscription agreement on July 15, 1998 to purchase 1,000,000 shares of common stock.

         Under the terms of the agreement, the Company will receive a $5,000,000 non-refundable fee granting the entity exclusive worldwide selling rights of the Company's products in the oil and gas industry. As of September 30, 1998, the Company has received $1,000,000 of the $5,000,000. The Company received an additional $2,000,000 in October 1998, with the balance due in December 1998.

         The agreement is for an initial term of three years with a provision for three successive three year renewal periods. The agreement provides for the Company to receive a minimum of $12,000,000 from the entity for the sale of MuSE software over the initial and renewal terms of the agreement.

         In connection with this agreement, the Company's Vice President of Sales and Marketing earned previously granted options to purchase 197,369 shares at an exercise price of $7.60 per share.

13.      SUBSEQUENT EVENTS

         Public Offering - In November 1998, the Company successfully completed an initial public offering of its securities. A total of 1,200,000 units were sold for $8.00 per unit for a total of $9,600,000. Each unit consists of one share of the Company's common stock and one-half warrant. Only whole warrants can be used to purchase one share of common stock. The warrants are exercisable upon issuance until November 13, 2003 at $9.60 per share of common stock. Net proceeds after underwriting commissions and other related fees was approximately $8,360,000.

         An additional 180,000 shares were subsequently issued pursuant to the underwriters over allotment option. Net proceeds after underwriting commissions and other related fees was approximately $1,253,000.

         Issuance of Notes Receivables - In October 1998 and November 1998, respectively, the Company issued a $250,000 and a $750,000 note receivable. The maker of the note is the entity that entered into a subscription agreement on July 15, 1998 to purchase 1,000,000 shares of common stock. The notes which are payable upon demand are interest free for the first sixty days from issuance and after such period bear interest at 12% per year.

         Reseller Agreement - In December 1998 the Company entered into a non-exclusive reseller agreement with an entity. The agreement provides such entity with the non-exclusive right to resell the Company's products and services in exchange for minimum annual sales commitments over the next three years aggregating $4,000,000.