Form 10KSB40/A
period 1998-09-30
MUSE TECHNOLOGIES INC
filed 1999-01-28
CIK 1006368

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                 FORM 10-KSB/A
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998 Commission File No. 1-14559

                            Muse Technologies, Inc.
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                               85-0437001
         ---------------------------                   --------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                 Identification Number)

1601 Randolph, SE, Suite 210, Albuquerque, NM                 87106
---------------------------------------------              ----------
 (Address of principal executive offices)                  (Zip Code)

                                 (505) 843-6873
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $.015 Par Value Per Share
               Class A Redeemable Common Stock Purchase Warrants

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes | |         No |X| (Issuer has not been subject to
                                                filing requirements for the
                                                past 90 days)

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      |X|

The Company's revenues for its most recent fiscal year were $6,206,000.

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

                                EXPLANATORY NOTE

            This Amendment No. 1 to Form 10-KSB for the year ended September 30, 1998, reflects the changes to Items 9 through 12 of the Form 10-KSB. For each of these Items, the Company's definitive Proxy Statement was intended to be incorporated by reference. However, since the Company will not be filing the definitive Proxy Statement within 120 days after the fiscal year ended September 30, 1998, the Company is filing this Amendment to provide the information required by each of such Items.

Item 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors
---------

            The directors of the Company as of the fiscal year ended September 30, 1998 are listed below. Other than as described herein, there is no arrangement or understanding between any director and any other person pursuant to which such person was elected as a director.

                                        Present Principal Occupation and
Name, Business                          Principal Occupation During Last                   Director
Address and Age                           Five Years; Other Activities                      Since
---------------                           ----------------------------                      -----
Dr. Creve Maples                   Dr. Creve Maples has been Chairman of the                 1995
Age 56                             Board since the Company's inception in 1995.
                                   He was the Company's President and Chief
                                   Executive Officer from February 1997 until
                                   May 1998 and Vice President from the
                                   Company's inception until February 1997. For
                                   more than three years prior to the
                                   organization of the Company, Dr. Maples was
                                   employed by Sandia Corporation ("Sandia"),
                                   where he headed the development team
                                   responsible for the development of
                                   "MUSE(Trademark)", the Company's core software
                                   product. Dr. Maples is a nationally
                                   recognized expert and authority on synthetic
                                   environments, advanced computer systems,
                                   including highly interactive graphic
                                   systems, language extensions, parallel mass
                                   storage and applications development. He
                                   holds a doctorate degree in nuclear science
                                   from the University of California (Berkeley)
                                   and is an honors baccalaureate graduate of
                                   Massachusetts Institute of Technology. From
                                   1972 to 1974, he held a fellowship from the
                                   National Science Foundation. Dr. Maples is
                                   the author of more than 100 papers and
                                   articles on physics and computing. He is the
                                   recipient of a number of awards including,
                                   in October 1995, the New Mexico Entrepreneur
                                   Association's Software Inventor of the Year
                                   award for his work on MUSE.

Curtiz J. Gangi                    Curtiz J. Gangi has been President of the                 1997
Age 53                             Company since May 1998 and a Director since
                                   November 1997. From September 1996 until May
                                   1998, he served as the Company's Chief
                                   Operating Officer. Mr. Gangi was Chief
                                   Operating Officer of Visual Information
                                   Service, Inc., a hardware and software
                                   development company from December 1995 to
                                   September 1996, Chief Executive Officer and
                                   President of Foton, Inc., a computer
                                   software developer from August 1994 to
                                   December 1995, President and General Manager
                                   of Timeworks, Inc., a software publisher
                                   from March 1992 to July 1994, Director of
                                   Marketing and Sales of Commodore
                                   International Ltd, a computer manufacturer
                                   and software publisher from October 1990 to
                                   January 1992. In addition,


                                        Present Principal Occupation and
Name, Business                          Principal Occupation During Last                  Director
Address and Age                           Five Years; Other Activities                     Since
---------------                           ----------------------------                    -------
                                   Mr. Ganji was a member of the Chicago Board of
                                   Trade and a licensed financial commodities broker.

David Durgin                       David L. Durgin has been a Director of the              1995
Age 59                             Company since its inception. Mr. Durgin was
                                   also the Company's Executive Vice President
                                   from the Company's inception until April
                                   1997. He is a founder, executive officer and
                                   director of Quatro Corporation ("Quatro"),
                                   Technology Business Associates Inc. ("TBA"),
                                   a technology commercialization firm, and a
                                   founder, director and past chairman of
                                   Industry Network Corporation, a non-profit
                                   economic development company. Mr. Durgin was
                                   previously a Senior Vice President with Booz
                                   Allen & Hamilton, Inc. and a Vice President
                                   of BDM International, a leading defense
                                   contractor. Mr. Durgin resigned from the
                                   Board of Directors effective as of December
                                   31, 1998.

Benjamin Huberman                  Benjamin Huberman has been a Director of the              1995
Age 60                             Company since its inception. Since 1990, Mr.
                                   Huberman has been the President of the
                                   Huberman Consulting Group, based in
                                   Washington, D.C., and consults on technology
                                   issues, including the areas of aerospace,
                                   electronics, and nuclear power. Mr. Huberman
                                   is a member of the Chief of Naval
                                   Operations' Executive Panel, which provides
                                   strategic and topical assistance to the
                                   Chief of Naval Operations. Mr. Huberman is a
                                   past member of the Secretary of Energy's
                                   Advisory Board and of the Galvin Task Force
                                   evaluating alternative futures for the
                                   national laboratories of the Department of
                                   Energy. From 1977 to 1980, he was Associate
                                   Director of the White House Office of
                                   Science and Technology Policy ("OSTP") and a
                                   member of the National Security Council
                                   Staff. In 1981, Mr. Huberman served as
                                   Deputy Director of OSTP. Mr. Huberman
                                   resigned from the Board of Directors
                                   effective as of January 7, 1999.

Edward A. Masi                     Edward A. Masi has been a Director of the                 1997
Age 51                             Company since January 1997. Since June 1997,
                                   Mr. Masi has been a private consultant for a
                                   variety of companies. From March 1992 until
                                   June 1997, Mr. Masi was a corporate Vice
                                   President at Intel Corporation, responsible
                                   for the management of the super-computer
                                   business and the commercial server product
                                   development division. From May 1980 until
                                   June 1992, Mr. Masi was Executive Vice
                                   President of Sales, Marketing, and Service
                                   at Cray Research. Prior to his work for
                                   Cray, Mr. Masi held various sales and
                                   marketing positions at IBM, where he began
                                   his career.


            During the fiscal year ended September 30, 1998, the Company's Board of Directors held 9 meetings, which were each attended by 100% of the then current directors in person or by telephone.

            All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. Until November 15, 2001, HD Brous & Co., Inc. ("Brous"), the underwriter of the Company's initial public offering, has the right to designate one nominee, reasonably acceptable to the Company, for election to the Board of Directors. However, no such nominee has as yet been designated by Brous. The Company has established an Audit Committee initially composed of Messrs. Durgin, Huberman and Masi, all non-employee directors, to determine the adequacy of internal controls and other financial reporting requirements. The Company has established a Compensation Committee initially composed of Messrs. Durgin and Masi to review general policy matters relating to compensation and benefits of employees. During the fiscal year ended September 30, 1998, the Compensation Committee held two meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board (and in the case of certain executive officers pursuant to employment agreements as described below). Messrs. Durgin and Huberman resigned from the Board of Directors effective as of December 31, 1998 and January 7, 1999, respectively. The Board is in the process of interviewing qualified nominees to fill such vacant Board seats.

            There is no family relationship among any of the directors or executive officers of the Company.

Executive Officers
------------------

            The executive officers of the Company as of the fiscal year end are listed below. There is no arrangement or understanding between any executive officer and any other person regarding selection as an officer.

       NAME         AGE                        POSITION
       ----         ---                        --------

Dr. Creve Maples    56     Chief Technical Officer and Chairman of the Board
Curtiz J. Gangi     53     President and Director
Brian Clark         40     Chief Financial Officer, Secretary and Treasurer
Douglas Harless     51     Vice President-Sales and Marketing

            For biographical information concerning Dr. Creve Maples and Mr. Curtiz J. Gangi, see "Directors".

            Brian Clark has been Chief Financial Officer of the Company since October 1996 and is also the Company's Treasurer and Secretary. Prior to becoming associated with the Company, Mr. Clark was an executive with Optimax Securities Corporation, a corporation engaged in investment banking, from 1995 until October 1996; Chief Financial Officer of Softcop International, a software development company, from 1993 to 1995; Manager of Business Development for Royal Insurance Company of Canada, from 1989 to 1993; and a Chartered Accountant with Deloitte & Touche from 1985 to 1989.

            Douglas Harless has been the Vice-President--Sales and Marketing of the Company since September 1997. Prior to becoming associated with the Company, Mr. Harless was National Account Specialist of NCR, Inc., a computer hardware company, from July 1996 to August 1997, Regional Sales Manager of Maximum Strategy, Inc., a computer hardware company, from March 1995 until June 1996, Sales Manager of Minnesota Supercomputer Center, Inc. from January 1994 until January 1995, and Director of Sales of Petroleum Industry, a computer hardware company, from 1988 until January 1994.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

            The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended September 30, 1998.

Item 10.     EXECUTIVE COMPENSATION.

Executive Compensation
----------------------

            The following tables set forth the compensation earned by the Company's Chief Executive Officer and all other executive officers earning in excess of $100,000 for the fiscal years ended September 30, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                           Long Term
                                                                                                          Compensation

                                                               Annual Compensation                         Securities
                                                                                                           Underlying
Name and Principal Position                      Year         Salary          Bonus           Other          Options
---------------------------                      ----         ------          -----           -----          -------

Dr. Creve Maples,                                1998        $137,585        $20,000           --            428,028
            Chief Technical Officer (Chief       1997        $120,000          --              --              --
            Executive Officer from 2/97-         1996        $100,000          --              --              --
            5/98) and Chairman of the Board

Curtiz J. Gangi,                                 1998        $178,846          --          $172,467(1)       466,447
            President and Director               1997        $112,500          --              --            361,842


Brian Clark,                                     1998        $130,000          --          $172,467(1)       150,395
            Chief Financial Officer,             1997        $120,000          --              --            197,368
            Secretary and Treasurer

Douglas Harless,                                 1998        $134,785      $478,155(1)         --            124,079
            Vice President - Sales and           1997        $ 10,000(2)       --              --            378,289
            Marketing


-------------------

(1) Includes amounts received in connection with (i) the Company's distribution agreement (the "CRI Agreement") with Continuum Resources International ASA ("CRI"), a Norwegian company, and (ii) CRI's purchase of 1,000,000 shares of Common Stock and warrants to purchase an additional 1,000,000 shares of Common Stock.

(2)   Reflects that portion of Mr. Harless' salary earned in fiscal 1997.

            The information in the table below sets forth each grant and exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                            Percentage of Total
                             Number of Securities            Options Granted to         Exercise or Base
Name                      Underlying Options Granted      Employees in Fiscal Year            Price         Expiration Date
----                      --------------------------      ------------------------            -----         ---------------
Dr. Creve Maples                    117,500                          8.3%                     $7.50             06/08
                                    310,528                         21.9%                     $2.50(1)          02/08

Curtiz J. Gangi                     375,000                         26.5%                     $7.50             06/08
                                     91,447                          6.5%                     $2.50(1)          02/08

Brian Clark                         117,500                          8.3%                     $7.50             06/08
                                     32,885                          2.3%                     $2.50(1)          02/08

Douglas Harless                     117,500                          8.3%                     $7.50             06/08
                                      6,579                          0.5%                     $2.50(1)          02/08


-----------------------

(1) Exercise price of options granted under the Company's Stock Option Plan were repriced from $7.60 to $2.50 in April 1998.

            The table below sets forth information with respect to option exercises during the last fiscal year and the value of all options held at fiscal year end for each of the named executive officers. No SARs have been granted by the Company to date and no options were exercised by the named executive officers during fiscal 1998.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                             Shares                        Number of Securities Underlying      Value of Unexercised In-the-
                           Acquired on        Value         Exercised Options of FY-End           Money Options at FY-End
Name                        Exercise         Realized         Exercisable/Unexercisable          Exercisable/Unexercisable
----                        --------         --------         -------------------------          -------------------------
Dr. Creve Maples               --              --                  310,526/117,500                  $ 1,707,893/$58,750
Curtiz J. Gangi                --              --                  349,122/479,167                  $1,920,171/$760,419
Brian Clark                    --              --                  230,263/117,500                  $1,266,447/$ 58,750
Douglas Harless                --              --                  264,254/238,114                    $ 66,557/$722,127


---------------------
(1) The values of unexercised in-the-money options represent the aggregate amount of the excess of $8.00, the market value of the Common Stock as of the fiscal year-end, over the relevant exercise price of such options.

Employment Agreements

            The Company has entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Dr. Creve Maples, Curtiz Gangi, Brian Clark and Douglas Harless (each, an "Executive" and collectively, the "Executives"). Under the Employment Agreements, each Executive must devote his full business time and attention to the affairs of the Company.

            Dr. Creve Maples has entered into a three year Employment Agreement with the Company which commenced as of June 1, 1998, to serve as a Chief Technical Officer of the Company at an annual base salary of $175,000. Dr. Maples is entitled to receive a bonus of up to $76,563 upon the Company achieving certain performance objectives. Prior to entering into such Employment Agreement, Dr. Maples received an annual salary of $120,000. In connection with his Employment Agreement, Dr. Maples received options to purchase 117,500 shares of Common Stock of the Company at an exercise price of $7.50 per share, which options vest as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000, and 50,000 shares on June 1, 2001.

            Curtiz Gangi has entered into a three year Employment Agreement with the Company which commenced as of June 1, 1998, to serve as President at an annual base salary of $215,000. Mr. Gangi is also entitled to receive a bonus of up to $134,375 upon the Company achieving certain performance objectives. Prior to entering into such Employment Agreement, Mr. Gangi received an annual salary of $150,000. In connection with his Employment Agreement, Mr. Gangi received options to purchase 375,000 shares of Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows: 100,000 shares on June 1, 1999, 125,000 shares on June 1, 2000 and 150,000 shares on June 1, 2001. Pursuant to his Employment Agreement, in December 1998, Mr. Gangi received a five-year loan in the amount of $150,000 at 5% annual interest in connection with his relocation to New Mexico. The loan is secured by vested stock options having a value equal to the principal amount of the loan. In connection with the CRI transactions, Mr. Gangi received a payment of approximately $172,000.

            Douglas Harless has entered into a three year Employment Agreement with the Company which commenced as of June 1, 1998, to serve as Vice-President--Sales and Marketing at an annual base salary of $150,000. Mr. Harless will receive commissions under a sales commission plan established by the Board, which commissions range from 2% to 6.5% of revenues generated. Prior to entering into such Employment Agreement, Mr. Harless received an annual salary of $120,000. In connection with his Employment Agreement, Mr. Harless received options to purchase 117,500 shares of Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001.
Mr. Harless also has the right to receive a five-year loan in the amount of $75,000 at 5% annual interest in connection with his relocation to New Mexico. The loan, if requested by Mr. Harless, will be secured by vested stock options having a value equal to the principal amount of the loan. In consideration of services rendered by Mr. Harless in connection with the CRI Agreement and the sale of securities to CRI, options to purchase 197,369 shares of Common Stock previously granted to Mr. Harless became exercisable at an exercise price of $7.60 per share and the Company paid him approximately $176,000. In 1997, Mr. Harless also purchased 11,513 shares of Common Stock for $87,500. Mr. Harless borrowed the purchase price from the Company, which loan is secured by a pledge of such shares and must be repaid out of any net proceeds received upon the disposition of any securities held by Mr. Harless. Mr. Harless has agreed to pay such loan no later than May 15, 1999.

            Brian Clark has entered into a three year Employment Agreement with the Company which commenced as of June 1, 1998, to act as Chief Financial Officer at an annual base salary of $150,000. Mr. Clark is also entitled to receive a bonus of up to $65,625 upon the Company achieving certain performance objectives. Prior to entering into such Employment Agreement, Mr. Clark received up to $10,000 a month under a Consultant Service Agreement. In connection with his Employment Agreement, Mr. Clark received options to purchase 117,500 shares of Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001. Pursuant to his Employment Agreement, in January 1999, Mr. Clark received a five-year loan in the amount of $75,000 at 5% annual interest in connection with his relocation to New Mexico. The loan is secured by vested stock options having a value equal to the principal amount of the loan. In connection with the CRI transactions, Mr. Clark received a payment of approximately $172,000.

            Under the Employment Agreements, if the Executive is terminated by the Company other than "for cause" (as defined in each Employment Agreement), or if the Executive dies or becomes permanently disabled or terminates for "good reason" (as defined in each Employment Agreement), all stock options of the Executive shall immediately vest upon such termination and such Executive shall receive severance payments in an amount equal to one year's base salary in the case of Messrs. Gangi and Clark, two year's base salary in the case of Dr. Maples, and either three months base salary if termination occurs prior to March 1, 1999 or one year's base salary if termination occurs thereafter in the case of Mr. Harless. Each of the Employment Agreements also contain provisions relating to severance payments equal to one year's base salary (two year's base salary in the case of Dr. Maples) in the event of a change of control (as defined in the Employment Agreement).

            Each of the Employment Agreements prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment. In addition, each Executive has agreed, for the duration of his employment with the Company and for a period of one year thereafter (three years in the case of Dr. Maples), if the Executive is terminated for any reason or resigns, not to engage in any competitive business activity; provided, however, that such non-compete shall be in effect for so long as the Company continues to pay the Executive's monthly base salary.

            The Employment Agreements provide that the Company will indemnify the Executive to the fullest extent permitted by the laws of Delaware and in accordance with the Company's By-Laws and Certificate of Incorporation.

Directors' Compensation
-----------------------

            The Company pays each non-employee director a fee of $500 for attendance at each board meeting and reimburses its non-employee directors for expenses incurred in connection with their attendance at such meetings. Non-employee directors receive options to purchase 5,000 shares of Common Stock upon initial election to the Board of Directors and options to purchase 8,000 shares of Common Stock upon re-election at each annual meeting of stockholders, exercisable after one-year at an exercise price equal to the fair market value on the date of grant. Additionally, in connection with the closing of the Company's initial public offering, current non-employee directors, Messrs. Durgin, Masi and Huberman, each received options to purchase 5,000 shares of Common Stock, exercisable after one year at an exercise price equal to $7.50 per share. The options received by Messrs. Durgin and Huberman expired upon their resignations from the Board of Directors.

Item 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

            The following table sets forth certain information as of December 31, 1998 with respect to the number of shares of Common Stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of Common Stock of the Company, (ii) each director of the Company (two of whom are executive officers of the Company) and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such stockholder.


                                               Amount and
                                                 Nature             Percent of
                                             of Beneficial          Common Stock
Name and Address(1)                          Ownership(2)(3)        Outstanding
-------------------                          ---------------        -----------

Creve Maples(4)                                1,258,883               12.1%

Continuum Resources International ASA (5)      1,000,000                9.9%
    2424 Wilcrest
    Houston, TX

Craig Peterson(6)                                745,065                7.3%

Curtiz J. Gangi(7)                               349,122               3.3%

David Durgin(8)                                  323,027               3.2%

Douglas Harless(9)                               275,767               2.6%

Brian Clark(10)                                  230,263               2.2%

Benjamin Huberman(11)                             83,553                *

Edward A. Masi(12)                                 8,224                *

All directors and executive officers as a      3,273,902              28.3%
group (8 persons)(13)


-------------------------

* less than 1%.

(1) Except for Continuum Resources International ASA ("CRI"), the address of each of these persons is c/o the Company, 1601 Randolph, SE, Suite 210, Albuquerque, New Mexico 87106.

(2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all Common Stock beneficially owned by them.

(3)    Includes currently exercisable options to purchase shares of Common
       Stock.

(4) Includes 310,526 shares of Common Stock issuable upon the exercise of options.

(5) CRI is a wholly-owned subsidiary of The Norex Group, AS, a publicly-held Norwegian company. CRI's address is 2424 Wilcrest Drive, Suite 100, Houston, Texas 77042

(6) Includes 65,789 shares of Common Stock issuable upon the exercise of options.

(7) Includes 349,122 shares of Common Stock issuable upon the exercise of options. Does not include 104,167 shares of Common Stock subject to options exercisable through September 1999.

(8) Includes 240,790 shares of Common Stock held by Quatro Corporation, of which Mr. Durgin is an officer and director, 57,566 shares of Common Stock held by Technology Business Associates, Inc., of which Mr. Durgin is a principal, and 24,672 shares of Common Stock issuable upon the exercise of options. Mr. Durgin resigned from the Company's Board of Directors effective as of December 31, 1998. Accordingly, the aforementioned options to purchase 24,672 shares of Common Stock are deemed terminated as of December 31, 1998.

(9) Includes 264,254 shares of Common Stock issuable upon the exercise of options.

(10)   Represents shares of Common Stock issuable upon the exercise of options.

(11) Includes 16,448 shares of Common Stock issuable upon the exercise of options, which options expired as a result of Mr. Huberman's resignation from the Company's Board of Directors effective as of January 7, 1999.

(12)   Represents shares of Common Stock issuable upon the exercise of options.

(13) Represents an aggregate of 2,004,604 shares of Common Stock and 1,269,298 shares of Common Stock issuable upon the exercise of options (including expired options pursuant to footnotes 8 and 11 above).

Item 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The Company was organized in October 1995. Prior to the organization of the Company, Dr. Creve Maples, Thomas Murphy, Arlan Andrews, David Durgin and Craig Peterson and certain minority stockholders formed Viga Technologies Corporation ("Viga") for the purpose of entering into a license agreement (the "License Agreement") with Sandia.

            In October 1995, the Company issued, for nominal consideration, 6,694,080 shares of Common Stock to the stockholders of Viga, of which 950,987; 679,276; 475,758; 475,658; 339,474 and 67,105 shares were issued to Dr. Maples and Messrs. Peterson, Murphy, Andrews, Durgin and Huberman, respectively. Dr. Maples and Messrs. Peterson, Murphy, Andrews, Durgin and Huberman may be deemed founders of the Company.

            In December 1995, Viga agreed to transfer it assets, including the License Agreement to the Company, which required the consent of Sandia. Pending such transfer, Viga granted the Company a sublicense to the MUSE technology. On July 15, 1996, the assignment of the License Agreement to the Company was effected and the sublicense was terminated.

            The purchase price for the Viga assets was $1,152,000 (exclusive of assumed liabilities), reflecting $752,000 of computer and office equipment and a $400,000 license fee for the sublicense of the MUSE technology. The Company issued notes in the amounts of $222,670, representing the difference between assets acquired and liabilities assumed, and $400,000, representing the sublicense fee for the MUSE technology. The two notes were paid, without interest, in 1996 from the proceeds of a private placement transaction in 1996. In 1997, Viga agreed to reduce the sublicense fee by $55,000, for which Viga issued its 6.5% note for such amount due November 2001.

            During fiscal 1996, the Company paid Viga $15,250 in license fees and royalties pursuant to the sublicense agreement. In addition, during fiscal 1996, Viga advanced the Company $193,000, and the Company advanced Viga $23,628 in separate transactions. All of such advances were interest free and were repaid by September 30, 1996.

            The Company entered into a consulting agreement with "TBA," a minority stockholder of the Company. David Durgin, a director of the Company is the founder, a director and executive officer of TBA. The Company received executive and marketing consulting services and marketing support services from TBA. During 1996, the Company paid $51,326 to TBA under the agreement, which expired on September 30, 1996.

            The Company entered into a consulting agreement with Quatro, a minority stockholder of the Company, pursuant to which Quatro provided accounting services, financial and business support, as well as executive, marketing and manufacturing consulting services to the Company. David Durgin a director of the Company, is also a stockholder, director and executive officer of Quatro. During fiscal 1997 and 1996, the Company paid $19,324 and $33,564, respectively, to Quatro for these services. This agreement expired on September 30, 1997 and restricts Quatro from competing with the Company until September 30, 1998.

            In connection with his employment with the Company in September 1997, Mr. Harless purchased 11,513 shares of Common Stock for a purchase price of $7.60 per share, or an aggregate of $87,500. Mr. Harless borrowed the purchase price for such shares from the Company and issued a non-interest bearing promissory note to the Company. The loan is secured by a pledge of such shares, and any proceeds received by Mr. Harless upon the disposition of any securities owned by him must be remitted to the Company to repay such loan. Mr. Harless has agreed to pay such loan by May 15, 1999.

            Pursuant to his employment agreement, in connection with the CRI Agreement, Mr. Harless received options to purchase 197,369 shares of Common Stock at an exercise price of $7.60 per share. Additionally, in connection with the CRI transactions, Mr. Harless received a payment of approximately $176,000 and Messrs. Gangi and Clark each received payments of approximately $172,000.

            Pursuant to their employment agreements, Messrs. Gangi, Clark and Harless each have the right to receive five-year loans from the Company in the amounts of $150,000, $75,000 and $75,000, respectively, in connection with their relocation to New Mexico. The loans bear interest at the rate of 5% per annum and are secured by the pledge of vested stock options having a value equal to the principal amount of the loan. Messrs. Gangi and Clark received such loans in December 1998 and January 1999, respectively.

            Additionally, for prior and continuing services rendered to the Company, each of Messrs. Durgin, Masi and Huberman, directors of the Company, received options to purchase 5,000 shares of Common Stock upon the closing of the Company's initial public offering exercisable after one year at an exercise price of $7.50 per share. The options received by Messrs. Durgin and Huberman expired upon their resignations from the Board of Directors.

            The Company believes that the transactions between the Company and its officers, directors and employees described above are on terms no less favorable to the Company than could have been obtained from unaffiliated parties under similar circumstances.

            From its inception, the Company has maintained and it intends to continue to maintain at least two independent directors on its Board of Directors. In this regard, the Company is in the process of interviewing qualified nominees to the Board of Directors to fill the vacancies created by the resignations of Messrs. Durgin and Huberman. In connection therewith, any and all material transactions, including material loans with officers, directors, stockholders holding greater than 5% of the outstanding shares or affiliates, have been ratified and/or approved and, in the future, will be ratified and/or approved by a majority of independent directors who do not have an interest in the transactions, and will be on terms which are at least as favorable to the issuer as those that can be obtained by unaffiliated third parties, and all such transactions shall be entered into by the Company for a bona fide purpose. Such independent directors will have full access, at the Company's expense, to the Company's counsel or other independent counsel in connection with such ratification or approval of any transaction.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MUSE TECHNOLOGIES INC.


                                       By: /s/ Curtiz J. Gangi
                                           -------------------------------
                                           Curtiz J. Gangi, President


                               POWER OF ATTORNEY

            Each of the undersigned hereby appoints Curtiz J. Gangi, as his attorney-in-fact to sign his name, in any and all capacities, to any amendments to this Form 10KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission.

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 27, 1999                /s/ Curtiz J. Gangi
                                       -----------------------------------
                                       Curtiz, J. Gangi, Principal
                                       Executive Officer, President and
                                       Director

Date:  January 27, 1999                /s/ Creve Maples
                                       -----------------------------------
                                       Creve Maples, Chief Technical
                                       Officer and Director

Date:  January 27, 1999                /s/ Edward Masi
                                       -----------------------------------
                                       Edward Masi, Director

Date:  January 27, 1999                /s/ Brian Clark
                                       -----------------------------------
                                       Brian Clark, Chief Financial
                                       Officer, (principal financial and
                                       accounting officer), Treasurer and
                                       Secretary