Form 10QSB
period 1998-12-31
MUSE TECHNOLOGIES INC
filed 1999-02-16
CIK 1006368

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

--------------------------------------------------------------------------------


                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

--------------------------------------------------------------------------------


                      For Quarter Ended: December 31, 1998

                           Commission File No. 1-14559

                             MUSE TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------


         Delaware                                           85-0437001
(State of Incorporation)                       (IRS Employer Identification No.)

                                1601 Randolph, SE
                             Albuquerque, New Mexico
                                      87106
                     (Address of principal executive office)
                                   (Zip code)

                                 (505) 843-6873
                 Issuer's telephone number, including area code

--------------------------------------------------------------------------------



         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes            No     X          (Issuer has not been subject to filing
                                          requirements for the past 90 days)

         As of February 12, 1999, there were issued and outstanding 10,143,893 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 1,113,881 shares of Common Stock.

                  Transitional Small Business Disclosure Format

         Yes            No    X

                             MUSE TECHNOLOGIES, INC.

                                      INDEX

                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of December 31, 1998                           3

         Statements of operations for the three months
                  ended December 31, 1998 and 1997                       4

         Statements of cash flows for the three months
                  ended December 31, 1998 and 1997                       5

         Notes to financial statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7

PART II.  OTHER INFORMATION                                              14

INDEX TO EXHIBITS                                                        16

SIGNATURES                                                               17

                             MUSE TECHNOLOGIES, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
         Cash                                                                   $              16,925,923
         Accounts receivable                                                                    1,195,553
         Prepaids                                                                                  33,028
                                                                                   ----------------------
                  TOTAL CURRENT ASSETS                                                         18,154,404
PROPERTY AND EQUIPMENT - NET                                                                      410,499
NOTES RECEIVABLE                                                                                1,205,000
OTHER ASSETS                                                                                        8,252
                                                                                   ----------------------
                  TOTAL ASSETS                                                  $              19,778,155
                                                                                   ======================
                                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

         Accounts payable                                                       $                   5,667
         Accrued liabilities                                                                      379,831
                  TOTAL CURRENT LIABILITIES                                                       385,498
                                                                                   ----------------------
STOCKHOLDERS' EQUITY:

         Common stock, $.015 par value, authorized 50,000,000 shares;                             152,158
         issued and outstanding 10,143,893 shares
         Additional paid-in capital                                                            23,905,787
         Stock subscription receivable                                                           (87,500)
         Accumulated Deficit                                                                  (4,192,290)
                                                                                   ----------------------
                  TOTAL STOCKHOLDERS' EQUITY                                                   19,392,657
                                                                                   ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                       $              19,778,155
                                                                                   ======================


                        See notes to financial statements

                             MUSE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                       ------------------------------------------------
                                                                                      1998                       1997
                                                                       ---------------------      ---------------------
REVENUE                                                                      $       398,882            $       304,333
EXPENSES:
         Selling, general and administrative expenses                                865,048                    260,592
         Research and development                                                    320,920                    171,978
         Depreciation                                                                119,500                    120,595
         Interest Expense                                                             11,751                    203,803
                                                                       ---------------------      ---------------------
TOTAL EXPENSES                                                                     1,317,219                    756,968
                                                                       ---------------------      ---------------------
NET LOSS                                                                   $       (918,337)          $       (452,635)
                                                                       =====================      =====================
NET LOSS PER SHARE:

Basic and assuming dilution                                                            (.09)                      (.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:                                                                      9,395,197                  7,278,279


                        See notes to financial statements

                                              MUSE TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                 ----------------------------------------
                                                                                        1998                   1997
                                                                                 ------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                                        $(918,337)            $(452,635)
         Adjustment to reconcile net loss to net cash provided by (used in)
         operating activities:
                  Depreciation                                                              119,500               120,755
                  Amortization of discount                                                                        165,885

         Changes in assets and liabilities:

         Decrease (increase) in accounts receivable                                       3,168,447              (74,467)
        (Increase) decrease in prepaid assets                                            (10,151)                10,006
         Decrease in other assets                                                                                   3,600
        (Decrease) in accounts payable                                                   (129,432)              (52,790)
        (Decrease) increase in accrued liabilities                                       (471,827)               16,548
                                                                                 ------------------      ----------------
NET CASH PROVIDED  BY (USED IN) OPERATING ACTIVITIES                                     1,758,200               (263,098)
                                                                                 ------------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of property and equipment                                                (69,832)              (17,287)
                                                                                 ------------------      ----------------
CASH USED IN INVESTING ACTIVITIES                                                          (69,832)              (17,287)
                                                                                 ------------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from sale of stock                                                  9,485,266               500,549
         Loans to officers and stockholders                                             (1,150,000)
         Collection of stock subscriptions receivable                                     4,000,000                     0
         Principal payments on capital leases                                              (12,214)               (10,129)
         Repayment of notes payable - affiliates                                          (625,000)
                                                                                 ------------------      ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               11,698,052                490,420
                                                                                 ------------------      ----------------
NET INCREASE IN CASH                                                                     13,386,420               210,035
CASH - Beginning of period                                                                3,539,403               287,436
                                                                                 ------------------      ----------------
CASH - End of period                                                                    $16,925,923           $   497,471
                                                                                 ==================      ================



                        See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.       THE COMPANY

         MUSE Technologies, Inc., (the "Company") was incorporated in Delaware on October 24, 1995 to develop and market software products, designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems. The multisensory capabilities of the software ("MuSE"), enables the user to present information in real time using visual, auditory, tactical and other analytical tools. MuSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (the "License Agreement"). The Company has also developed a proprietary software product, "Continuum", designed for multiuser, real-time collaboration within the MuSE environment.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

3.       NOTES RECEIVABLE

         In December 1998 and January 1999, the Company loaned an aggregate of $225,000 to two executive officers pursuant to their employment contracts in connection with their relocation to New Mexico.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Operating Results and Market Price of Stock" commencing on page 10.

Operational Overview

         From the Company's inception (October 24, 1995) until September 30, 1996 the Company's primary activities consisted of developmental activities, including the acquisition of MuSE, the Company's core software product, research and development relating to MuSE and Continuum, the Company's multi-user collaboration product for use with MuSE; commercialization of MuSE; developing marketing strategies; selecting a management team; and obtaining financing. During fiscal 1997, the Company commenced active sales and marketing activities relating to MuSE and related products and began generating revenues from sales and licensing of such products and providing consulting and maintenance services.

         In June 1998, the Company entered into the an agreement (the "CRI Agreement") with Continuum Resources International ASA, a Norwegian Company ("CRI"), with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, CRI paid the Company a non-refundable license fee of $5,000,000 and will pay minimum sales commitments totaling $12,000,000 over the next three years. The Company has recognized the $5,000,000 license fee under the CRI Agreement as revenue for the fiscal year ended September 30, 1998. Additionally, in December 1998, the Company entered into a non-exclusive reseller agreement with Intergraph, an automated business solutions company with customers worldwide in a variety of commercial sectors and government. The agreement with Intergraph provides Intergraph with the non-exclusive right to resell the Company's products and services worldwide in exchange for minimum annual sales commitments over the next three years aggregating $4 million.

         The Company's strategy is to seek to enter into similar arrangements in other markets. As a result of the significant lead time necessary to market and consummate such distribution and reseller agreements, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any upfront fees associated therewith. Accordingly, results in any one quarter are not indicative of results to be experienced in subsequent quarters.

Results of Operations

         Revenues for the three month period ended December 31, 1998 were $399,000, an increase of $95,000 or 31% compared to revenues of $304,000 for the three month period ended December 31, 1997. The increase is primarily attributable to interest income of $120,000 as a result of the equity investment in the Company of $8 million from CRI in July 1998 and the proceeds from the Company's initial public offering ("IPO") in November 1998. Otherwise, product sales, licensing fees and consulting and maintenance fees decreased slightly in the three month period ended December 31, 1998 due to management's preoccupation with completion of the Company's IPO and focus on supporting the CRI relationship which was entered into in the previous quarter.

         Total expenses for the three months ended December 31, 1998 were $1,317,000, an increase of $560,000 or 74% compared to total expenses of $757,000 for the same period in 1997. The increase was primarily attributable to a $604,000 increase in selling, general and administrative expenses, including increases in professional and other fees related to the IPO, and a $149,000 increase in research and development expenses due to increased personnel and software engineers, partially offset by a reduction of $192,000 in interest expense due to the repayment of indebtedness.

         Accordingly, the net loss for the three month period ended December 31, 1998 of $918,000, an increase of $465,000 or 102% compared to the net loss of $453,000 for the same period in 1997, reflected the disproportionate amount of overhead expenses in relation to revenues due to the increased commercialization efforts in 1998 and expenses related to the Company's IPO.

Liquidity and Capital Resources

         To date, the Company's capital needs have been funded through a series of debt and equity financings.

         In December 1995, the Company sold convertible promissory notes and warrants for net proceeds of approximately $900,000, which proceeds were used to pay certain liabilities assumed in connection with the acquisition of the License Agreement and related technology. In April 1996, such notes were converted into an aggregate of 131,579 shares of common stock, $.015 par value, of the Company (the "Common Stock").

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

         In December 1997, the Company completed a private placement (the "December 1997 Private Placement") consisting of 8% promissory notes (the "1997 Notes") in the aggregate principal amount of $875,000 and an aggregate of 57,566 shares of Common Stock. The net proceeds to the Company from the December 1997 Private Placement was $688,000. The Company used approximately $270,000 of the net proceeds of its IPO completed in November 1998 to pay the balance due on the 1997 Notes, together with accrued interest thereon.

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

         In July 1998, the Company entered into the CRI Agreement and it sold 1,000,000 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock (the "CRI Warrants") to CRI for an aggregate purchase price of $8,000,000. The Company paid an aggregate of approximately $520,000 to three officers of the Company in connection with such transaction.

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

         On November 19, 1998, the Company consummated its IPO through the sale of 1,200,000 shares of Common Stock and warrants to purchase 600,000 shares of Common Stock (the "Warrants") and received gross proceeds of $9,600,000. Additionally, on December 2, 1998, the underwriter of the Company's IPO exercised its over-allotment option in full and the Company received gross proceeds of $1,440,000. Total net proceeds to the Company approximated $9,600,000.

         Pursuant to their employment agreements, in December 1998 and January 1999, respectively, Curtiz J. Gangi, the Company's President, and Brian Clark, the Company's Chief Financial Officer were given loans in the principal amounts of $150,000 and $75,000, respectively, in connection with their relocation to New Mexico. The loans bear interest at the rate of 5% per annum and are secured by a pledge of vested stock options having a value equal to the principal amount of the loans.

         The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. To date, the Company's principal source of funds has been from the sale of its debt and equity securities. Based upon its current plans, the Company believes that the net proceeds of its IPO, together with the net proceeds from the sale of securities to CRI in July 1998 and funds generated from operations, including payments and royalties under the CRI Agreement and the Intergraph agreement, will be sufficient to satisfy the Company's operations for at least the next 12 months. The foregoing sentence is considered a forward-looking statement for purposes of the Private Securities Litigation Reform Act of 1995 and is subject to the risks and factors set forth below under "Factors Affecting Operating Results and Market Price of Securities." However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to the Company.

Year 2000 Compliance

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has not verified that companies doing business with it or devices that may be used with the Company's products by an end-user are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. The Company believes that its products are currently year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem of either the Company or its customers or strategic partners could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Cash Requirements

         The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. To date, the Company's principal source of funds has been from the sale of its debt and equity securities. Based upon its current plans, the Company believes that the net proceeds from its IPO, together with the net proceeds from the sale of securities to CRI in July 1998 and funds generated from operations, including payments and royalties received under the CRI Agreement and the agreement with Intergraph, will be sufficient to satisfy the Company's operations for at least the next 12 months. However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product development programs, including but not limited to the further development of MuSE and Continuum or related products, or the Company may be forced to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

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

Rapid Changes in Technology

         The computer industry in general and the software industry in particular are subject to rapid changes in technology, which can make hardware or software obsolete. Advances in technology create markets for new products and change or reduce the market for existing products. There can be no assurance that future technological developments will not result in technologies which render the Company's products or applications obsolete. In order for the Company to obtain market acceptance of MuSE and Continuum or related products, the Company must be able to convince its potential customers and strategic partners that it has the technological capabilities to meet the technological demands of the marketplace. Furthermore, the willingness of a potential strategic partner to enter into an agreement or arrangement with the Company and to devote the financial and personnel resources to the development of applications using MuSE, may be dependent on, among other factors, the ability of the Company or the strategic partner to offer solutions which are competitive with products developed and offered by others and whether such products can generate an acceptable market share.

Uncertainty of Protection of Patents and Intellectual Property Rights

         The Company believes that patent and other protection of intellectual property rights is crucial to its business and that its future will depend in part on its ability to develop proprietary and/or patented products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company's products are based on patents and other proprietary technology developed by Sandia and by the Company. Patents have been issued separately to Sandia and the Company with respect to various aspects of MuSE and to the Company with respect to Continuum. However, no assurance can be given that the patents will be upheld if challenged. Any challenge to the validity the Company's patent rights, regardless of whether the Company ultimately prevails, could be expensive and could require the Company to use a significant portion of its resources in any such litigation, without any assurance of success. Pursuant to the License Agreement, Sandia has the obligation to defend the patents licensed to the Company against any claim of infringement or invalidity, as a result of which the Company will be dependent upon Sandia's willingness or ability to defend the patents against any claim. No assurance can be given that third parties will not challenge the validity and enforceability of the patent applications or any patents owned or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted and found to have merit, that the Company will not be enjoined from using MuSE and licensing MuSE, or that the Company would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement.

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

Shares of Common Stock Issuable Pursuant to Warrants And Underwriter's Unit Purchase Option; Registration Rights

         In addition to the 10,143,893 shares of Common Stock outstanding, there are outstanding Warrants to purchase 1,113,881 shares of Common Stock, of which Warrants to purchase 423,881 shares of Common Stock are held by certain selling securityholders pursuant to an effective registration statement, and other outstanding warrants to purchase 1,445,362 shares of Common Stock. The Company has issued to the underwriter of its IPO for nominal consideration a unit purchase option to purchase 120,000 units consisting of 120,000 shares of Common stock and Warrants to purchase 60,000 shares of Common Stock. The Company also has stock option plans pursuant to which options to purchase 2,458,750 shares of Common Stock are outstanding. The holders of Warrants and the underwriter's unit purchase option have certain demand and/or piggyback registration rights. The Company will bear the cost of preparing such registration statements but will not receive any proceeds from the sale of shares of Common Stock or Warrants pursuant thereto other than payment of the exercise price with respect to any Warrants that are exercised. The Company anticipates that it will register the shares of Common Stock pursuant to the Company's stock option plans pursuant to a Form S-8 registration statement. CRI also possesses certain demand and piggyback registration rights with respect to the 1,000,000 shares of Common Stock held by CRI and the 1,000,000 shares of Common Stock underlying the CRI Warrants. The existence of these registration rights, as well as the sale of shares of Common Stock pursuant to registration statements which the Company may be required to prepare, may have a depressive effect on the price of the Common Stock in the open market. In addition, the existence of such warrants and options and the registration rights referred to above may adversely affect the terms on which the Company can obtain additional equity financing. The holders of warrants are likely to exercise them at a time when the Company would otherwise be able to obtain capital on terms more favorable than those provided by the Warrants.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 2.  Changes in Securities And Use of Proceeds

(c)      The information required by this item is incorporated by reference to
         Item 26 of Part II of the Company's Registration Statement No. 333-62495 filed with the SEC on November 13, 1998

(d) The following information is provided with respect to the use of proceeds from the Company's IPO:

1.       Name of issuer: Muse Technologies, Inc.

2.       a. Effective date of the registration statement: November 16, 1998

         b. Commission file number assigned to issuer: 333-62495

3.       Offering commencement date: November 16, 1998

4.       Managing underwriter: H.D. Brous & Co., Inc.

5.       Title of each class of security:

         a. Common Stock, par value $.015 per share ("Common Stock").

         b. Class A Redeemable Common Stock Purchase Warrants (the "Warrants"). Each Warrant is exerciseable into one-half share of Common Stock at an exercise price of $9.60 per whole share at any time up until November 15, 2003.

6.       Amount and aggregate offering price:
         a. Common Stock and Warrants:

                    Amount registered: (1)               2,250,000 Shares

--------
         (1) Includes 1,200,000 units (the "Units") (consisting of 1,200,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common Stock), the underwriter's over-allotment option (which was exercised) for 180,000 Units, and an option to purchase 120,000 Units at $13.20 per Unit that was issued to the
                                                                  (continued...)

         Aggregate price of offering amount registered: (2)    $11,040,000
         Amount sold:                                            1,200,000 Units
         Aggregate offering price of amount sold: (2)          $11,040,000

                     For the period ending December 31, 1998

                                                        Direct or indirect payments
                                                          to directors, officers,
                                                          general partners of the
                                                       issuer or their associates; to
                                                         persons owning ten percent
                                                          or more of any class of
                                                          equity securities of the          Direct or indirect
                                                         issuers; and to affiliates         payments to others

7.     Costs of offering:
          (01) Underwriting discounts and
          commissions                                     / /                                 / /         $      1,104,000
          (02) Finder's fees                              / /                                 / /                        0
          (03) Expenses paid to or for underwriters       / /                                 / /         $        331,200
          (04) Other expenses                             / /                                 /X/         $        655,000
          (05) Total expenses                             / /                                 /X/         $      2,090,200

8.     Net offering proceeds after expenses in item 7:                                        / /                8,949,800

9.     Use of net offering proceeds:

          (01) Construction of plants, building and
          facilities                                      / /                                 / /                        0
          (02) Purchase of machinery and equipment        / /                                 / /         $         70,000
          (03) Purchase of real estate                    / /                                 / /                        0
          (04) Acquisition of other business(es)          / /                                 / /                        0


----------
(continued...)

underwriter. The amount registered includes 750,000 shares of Common Stock underlying Warrants contained in the Units (including the over-allotment option). Does not include 423,881 shares of Common Stock and Warrants to purchase 423,881 shares of Common Stock registered on behalf of certain selling stockholders, none of which may be sold prior to November 16, 1999.

         (2) Does not include exercise price of Warrants outstanding, none of which have been exercised to date.


       (05) Repayment of indebtedness                  / /                                 / /           $        270,000
       (06) Working capital                            / /                                 / /           $      1,200,000
       (07) Government securities-greater than 90
       days                                            / /                                 / /                          0
       (08) Cash and investments-less than 90
       days                                            / /                                 / /           $      6,934,800
       (09) Research & development                     / /                                 / /           $        325,000
       (10) Relocation Loans to Officers               / /     $           225,000         / /
       (11) Marketing Activities                       / /                                 / /           $        150,000
10.  Do the use(s) of proceeds in Item 9 represent     Yes     / /                         No          /X/
     a material change in the use(s) of proceeds
     described in the prospectus?


Item 3.       Defaults Upon Senior Securities

       Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

       Not applicable

Item 5.       Other Information

       Not applicable

Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibit Index:

              27.1  Financial Data Schedule

       (b) No Current Reports have been filed during the period.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 1999

                                    /s/ Curtiz J. Gangi
                                    --------------------------------------------
                                    Curtiz J. Gangi, President

                                    /s/ Brian Clark
                                    --------------------------------------------
                                    Brian Clark, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)