Form 10QSB
period 1999-03-31
MUSE TECHNOLOGIES INC
filed 1999-05-20
CIK 1006368

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


                        For Quarter Ended: March 31, 1999

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

         Yes  X          No
             ---            ---

         As of May 14, 1999, there were issued and outstanding 10,143,893 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 1,113,881 shares of Common Stock.

                  Transitional Small Business Disclosure Format

         Yes             No  X
             ---            ---

                             MUSE TECHNOLOGIES, INC.

                                      INDEX

                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 1999                              3

         Statements of operations for the three and six months
                  ended March 31, 1999 and 1998                          4

         Statements of cash flows for the six months
                  ended March 31, 1999                                   5

         Notes to financial statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7

PART II.  OTHER INFORMATION                                              9

INDEX TO EXHIBITS                                                        11

SIGNATURES                                                               12

                             MUSE TECHNOLOGIES, INC.

                                  BALANCE SHEET

                                 MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

         Cash                                              $          15,674,150

         Accounts receivable                                             454,939

         Prepaids                                                         37,287
                                                              ------------------
                  TOTAL CURRENT ASSETS                                16,166,376

PROPERTY AND EQUIPMENT - NET                                           1,150,729

NOTES RECEIVABLE (including $225,000 from officers)                    1,280,000

OTHER ASSETS                                                             125,607
                                                              ------------------
                  TOTAL ASSETS                             $          18,722,712
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable                                  $             104,902

         Accrued liabilities                                             132,417

         Due to shareholders                                             840,000

         Current portion lease payable                                     2,512

                                                              ------------------
                  TOTAL CURRENT LIABILITIES                            1,079,831
                                                              ==================
STOCKHOLDERS' EQUITY:

         Common stock, $.015 par value, authorized
         50,000,000 shares; issued and outstanding
         10,299,156 shares                                               154,487

         Additional paid-in capital                                   23,942,807

         Stock subscription receivable                                  (87,000)

         Accumulated deficit                                         (5,591,018)

         Less treasury stock at cost                                   (776,395)
                                                              ------------------
                  TOTAL STOCKHOLDERS' EQUITY                          17,642,881
                                                              ------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                  $          18,722,712
                                                              ==================





                        See notes to financial statements

                             MUSE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Three Months Ended                   Six Months Ended
                                                                  March 31,                           March 31,
                                                      --------------------------------    ------------------------------
                                                           1999              1998              1999            1998
                                                      -------------     --------------    --------------   -------------
REVENUE                                               $     714,994     $      216,410    $    1,113,875   $     521,676
                                                      -------------     --------------    --------------   -------------
EXPENSES:
         Selling, general and administrative              1,020,054            474,460         1,863,609         939,622
         expenses
         Research and development                           390,697            334,351           744,290         525,987
         Depreciation                                       139,366            168,775           259,436         242,755
         Costs in excess of value of                        563,605                 --           563,605              --
         repurchased stock                            -------------     --------------    --------------   -------------

TOTAL EXPENSES                                            2,113,722            977,586         3,430,940       1,708,364
                                                      -------------     --------------    --------------   -------------

NET LOSS                                              $ (1,398,728)     $    (761,176)    $  (2,317,065)   $ (1,186,688)
                                                      =============     ==============    ==============   =============

NET LOSS PER SHARE:

Basic and assuming dilution                                $  (.14)           $  (.10)         $  (0.24)       $  (0.16)
                                                           ========           ========         =========       =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:                               10,143,893          7,335,843         9,765,431       7,306,239
                                                         ==========          =========         =========       =========









                        See notes to financial statements

                             MUSE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 March 31
                                                                                 ----------------------------------------
                                                                                        1999                   1998
                                                                                 ------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                      $(2,317,065)          $(1,186,688)
         Adjustment to reconcile net loss to net cash provided by (used in)
         operating activities:

                  Depreciation                                                              259,436               242,755
                  Amortization of discount                                                   25,521               184,844

Changes in assets and liabilities:

         Decrease in accounts receivable                                                  3,909,061               186,264
         Decrease (increase) in prepaid assets                                             (14,410)                18,902
         (Increase) decrease in other assets                                               (96,365)                 3,600
         (Decrease) in accounts payable                                                    (30,197)             (105,340)
         Decrease (increase) in accrued liabilities                                       (719,241)             (193,774)
         Due to shareholder                                                                 563,605                    --
                                                                                 ------------------      ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     $        1,580,345      $      (849,437)
                                                                                 ------------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of property and equipment                                               (972,773)              (17,287)
                                                                                 ------------------      ----------------
         NET CASH USED IN INVESTING ACTIVITIES                                            (972,773)              (17,287)
                                                                                 ------------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from sale of stock                                                  9,885,605                    --
         Net proceeds from issuance of notes                                                     --               875,000
         (Increase) decrease in notes receivable                                        (1,225,000)                    --
         Collection of stock subscription receivable                                      4,000,000                    --
         Principal payments on capital leases                                               (8,430)              (12,486)
         Repayments of notes payable affiliates                                           (625,000)                    --
         Acquisition of treasury stock                                                    (500,000)                    --
                                                                                 ------------------      ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       11,527,175               862,514
                                                                                 ------------------      ----------------
NET INCREASE (DECREASE) IN CASH                                                          12,134,747               (4,209)
CASH - BEGINNING OF PERIOD                                                                3,539,403               287,436
                                                                                 ------------------      ----------------
CASH - END OF PERIOD                                                                  $  15,674,150           $   283,227
                                                                                 ==================      ================



                        See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.       THE COMPANY

         MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995 to develop and market software products designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems. The multisensory capabilities of the software ("MuSE"), enables the user to present information in real time using visual, auditory, tactical and other analytical tools. MuSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (the "License Agreement"). The Company has also developed a proprietary software product, "Continuum", designed for multiuser, real-time collaboration within the MuSE environment.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

3.       NOTES RECEIVABLE

         In December 1998 and January 1999, the Company loaned an aggregate of $225,000 to two executive officers pursuant to their employment contracts in connection with their relocation to New Mexico.

4.       COSTS IN EXCESS OF VALUE OF REPURCHASED STOCK

         In March 1999, the Company's Chief Technical Officer resigned as an employee of the Company and entered into a consulting arrangement with the Company. Pursuant to the terms of the Termination Agreement with such officer, the Company paid such officer an aggregate of $1,340,000 in exchange for, among other things, certain restrictions relating to such officer's common stock, a non-compete provision, repurchase of 155,263 shares of common stock and a right of first refusal on future sales of common stock by such officer. The excess of the consideration paid over the value of the shares purchased of $563,605 is reflected as costs in excess of the value of repurchased stock on the Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results and Market Price of Stock" commencing on page 9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998 for a discussion of these risks and uncertainties.

Operational Overview

         The Company receives revenues from sales and licensing of its MUSE and Continuum products and providing consulting and maintenance services related thereto and from its strategic reselling partner ("SRP") program.

         In June 1998, the Company entered into an SRP agreement (the "CRI Agreement") with Continuum Resources International ASA, a Norwegian Company ("CRI"), with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, CRI paid the Company a non-refundable license fee of $5,000,000 and will pay minimum sales commitments totaling $12,000,000 through 2001. The Company has recognized the $5,000,000 license fee under the CRI Agreement as revenue for the fiscal year ended September 30, 1998.

         In December 1998, the Company entered into a non-exclusive SRP agreement with Intergraph Corp., an automated business solutions company with customers worldwide in a variety of commercial sectors and government. The agreement with Intergraph provides Intergraph with the non-exclusive right to resell the Company's products and services worldwide in exchange for minimum annual sales commitments aggregating $4 million through 2001.

         In February 1999, the Company entered into non-exclusive reseller agreements under its SRP program with Analytical Mechanics Associates, a technical consulting firm, and Federal Data Corporation, an information technology provider serving primarily the Federal government. Each agreement is for a term of three years with minimum sales commitments of $3 million over the term of the agreement.

         Although the Company's existing SRP agreements provide for minimum annual sales commitments, failure to satisfy such commitments will permit the Company to terminate such SRP agreement. Accordingly, there can be no assurance that the threat of termination of any SRP agreement will be an effective deterrant against any breach thereof or that such minimum sales commitments will be realized.

         The Company's primary strategy is to seek to enter into similar SRP arrangements in other markets. As a result of the significant lead time necessary to market and consummate such distribution and reseller agreements, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any upfront fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be experienced in subsequent quarters.

         In March 1999, the Company's Chief Technical Officer and Chairman of the Board resigned as an employee and director of the Company and entered into a consulting arrangement with the Company. Pursuant to the terms of the Termination Agreement with such officer, the Company paid such officer an aggregate of $1,340,000 in exchange for, among other things, certain restrictions relating to such officer's common stock, a non-compete provision, repurchase of 155,263 shares of common stock and a right of first refusal on future sales of common stock by such officer. The excess of the consideration paid over the value of the shares purchased of $563,605 is reflected as costs in excess of the value of repurchased stock on the Statement of Operations.

Results of Operations

         Revenues for the three and six month periods ended March 31, 1999 were $714,994 and $1,113,875, respectively, as compared to revenues of $216,410 and $521,676, respectively, for the three and six month periods ended March 31, 1998. The increases of $498,584 or 230% for the three month period and $592,199 or 113% for the six month period are primarily attributable to increased product sales and interest income of $220,000 and $343,000 for the three and six months periods, respectively, as a result of the equity investment in the Company of $8 million from CRI in July 1998 and the proceeds from the Company's initial public offering ("IPO") in November 1998.

         Total expenses for the three and six month periods ended March 31, 1999 were $2,113,722 and $3,430,940, respectively, as compared to total expenses of $977,586 and $1,708,364, respectively, for the three and six month periods ended March 31, 1998. The increases of $1,136,136 or 116% for the three month period and $1,722,576 or 100% for the six month period are primarily attributable to increases in selling, general and administrative expenses as a result of increases in engineering personnel, increases in professional fees related to the IPO and the Company's obligations as a public reporting company, capital expenditures for equipment of $972,773, an increase in research and development and marketing expenses, and a charge of $563,605 related to costs in excess of the value of repurchased stock as described above.

         Accordingly, the net loss for the three and six month periods ended March 31, 1999 of $1,398,728 and $2,317,065, respectively, as compared to the net loss of $761,176 and $1,186,688, respectively, for the three and six month periods ended March 31, 1998, reflected the significant increases in costs related to the Company's IPO, the hiring of additional personnel, increased capital expenditures for equipment and the $563,605 charge related to costs in excess of the value of repurchased stock without a proportional increase in revenues for such periods.

Liquidity and Capital Resources

         The Company's capital needs have been funded through a series of debt and equity financings and revenues received through the SRP program.

         In July 1998, the Company sold 1,000,000 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock (the "CRI Warrants") to CRI for an aggregate purchase price of $8,000,000.

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

         On November 19, 1998, the Company consummated its IPO through the sale of 1,200,000 shares of Common Stock and warrants to purchase 600,000 shares of Common Stock (the "Warrants") and received gross proceeds of $9,600,000. Additionally, on December 2, 1998, the underwriter of the Company's IPO exercised its over-allotment option in full and the Company received gross proceeds of $1,440,000. Total net proceeds to the Company approximated $9,000,000.

         Pursuant to their employment agreements, in December 1998 and January 1999, respectively, Curtiz J. Gangi, the Company's President, and Brian Clark, the Company's Chief Financial Officer, were given loans in the principal amounts of $150,000 and $75,000, respectively, in connection with their relocation to New Mexico. The loans bear interest at the rate of 5% per annum and are secured by a pledge of vested stock options having a value equal to the principal amount of the loans.

         The Company anticipates that it will expend approximately $300,000 for the purchase of computer hardware and software during the third quarter of fiscal 1999.

         The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. Based upon its current plans, the Company believes that the net proceeds of its IPO, together with the net proceeds from the sale of securities to CRI in July 1998 and funds generated from operations, including payments and royalties under the Company's various strategic reselling partner agreements, will be sufficient to satisfy the Company's operations for at least the next 12 months. The foregoing sentence is considered a forward-looking statement for purposes of the Private Securities Litigation Reform Act of 1995 and is subject to the risks and factors set forth under "Factors Affecting Operating Results and Market Price of Securities" commencing on page 9 of the Company's Quarterly Report of Form 10-QSB for the quarter ended December 31, 1998. However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to the Company.

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

Item 2.  Changes in Securities And Use of Proceeds

(c)      The information required by this item is incorporated by reference to
         Item 26 of Part II of the Company's Registration Statement No. 333-62495 filed with the SEC on November 13, 1998.

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

6.     Amount and aggregate offering price:
       a.  Common Stock and Warrants:
               Amount registered: 1                             2,250,000 Shares
               Aggregate price of offering
                 amount registered: 2                         $11,040,000
               Amount sold:                                     1,200,000 Units
               Aggregate offering price of amount sold: 2     $11,040,000

                      For the period ending March 31, 1999

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

7.     Costs of offering:

       (01) Underwriting discounts and
       commissions                                     /_/                             /_/   $      1,104,000

       (02) Finder's fees                              /_/                             /_/                  0

       (03) Expenses paid to or for underwriters       /_/                             /_/   $        331,200

       (04) Other expenses                             /_/                             /_/   $        603,000

       (05) Total expenses                             /_/                             /_/   $      2,038,200

8.   Net offering proceeds after expenses in item 7:                                   /_/   $      9,001,800

9.   Use of net offering proceeds:

       (01) Construction of plants, building and
       facilities                                      /_/                             /_/                  0

       (02) Purchase of machinery and equipment        /_/                             /_/   $        972,773


--------

     1     Includes 1,200,000 units (the "Units") (consisting of 1,200,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common Stock), the underwriter's over-allotment option (which was exercised) for 180,000 Units, and an option to purchase 120,000 Units at $13.20 per Unit that was issued to the underwriter. The amount registered includes 750,000 shares of Common Stock underlying Warrants contained in the Units (including the over-allotment option). Does not include 423,881 shares of Common Stock and Warrants to purchase 423,881 shares of Common Stock registered on behalf of certain selling stockholders, none of which may be sold prior to November 16, 1999.

     2     Does not include exercise price of Warrants outstanding, none of which have been exercised to date.


       (03) Purchase of real estate                    /_/                             /_/                  0

       (04) Acquisition of other business(es)          /_/                             /_/                  0

       (05) Repayment of indebtedness                  /_/                             /_/   $        270,000

       (06) Working capital                            /_/                             /_/   $      1,200,000

       (07) Government securities-greater than 90
       days                                            /_/                             /_/                  0

       (08) Cash and investments-less than 90
       days                                            /_/                             /_/   $      5,289,737

       (09) Research & development                     /_/                             /_/   $        744,290

       (10) Relocation Loans to Officers               /_/         $        225,000    /_/

       (11) Marketing Activities                       /_/                             /_/   $        300,000

10.  Do the use(s) of proceeds in Item 9 represent     Yes         /_/                 No    |X|
a material change in the use(s) of proceeds
described in the prospectus?


Item 3.       Defaults Upon Senior Securities

       Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

       Not applicable

Item 5.       Other Information

       Not applicable

Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibit Index:

              27.1  Financial Data Schedule

       (b) The following Current Reports on Form 8-K have been filed during the period:

              (i) Current Report on Form 8-K filed on April 13, 1999 reporting the resignation of an executive officer and the terms and conditions relating thereto.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 1999

                                       MUSE TECHNOLOGIES, INC.

                                       By:  s/ Curtiz J. Gangi
                                            -----------------------------------
                                            Curtiz J. Gangi, President

                                       By:  s/ Brian Clark
                                            -----------------------------------
                                            Brian Clark, Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)