Form 10QSB
period 1999-06-30
MUSE TECHNOLOGIES INC
filed 1999-08-16
CIK 1006368

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

                        For Quarter Ended: June 30, 1999

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

                  Yes    X                  No
                      ------                   ------

         As of August 12, 1999 there were issued and outstanding 10,177,883 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 1,113,881 shares of Common Stock.

                  Transitional Small Business Disclosure Format

                  Yes                       No    X
                      ------                   ------

                             MUSE TECHNOLOGIES, INC.

                                      INDEX
                                      -----

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of June 30, 1999                                     3

         Statements of operations for the three and nine months
                  ended June 30, 1999 and 1998                                 4

         Statements of cash flows for the nine months
                  ended June 30, 1999 and 1998                                 5

         Notes to financial statements                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

PART II.  OTHER INFORMATION                                                   10
          -----------------

INDEX TO EXHIBITS                                                             12

SIGNATURES                                                                    13

                             MUSE TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

         Cash                                                              $          14,161,401

         Accounts receivable                                                            503,128

         Prepaids                                                                       119,420
                                                                           ----------------------
                  TOTAL CURRENT ASSETS                                               14,783,949

         PROPERTY AND EQUIPMENT - NET                                                   973,132

         NOTES RECEIVABLE (including $225,000 from officers)                          1,330,000

         OTHER ASSETS                                                                    82,337
                                                                           ----------------------
                  TOTAL ASSETS                                             $         17,169,418
                                                                           ======================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:

         Accounts payable                                                  $             78,100

         Accrued liabilities                                                            243,559

         Due to shareholder                                                             600,000

         Current portion lease payable                                                   10,090
                                                                           ----------------------
                  TOTAL CURRENT LIABILITIES                                             931,749

         LONG TERM LIABILITIES

         Lease payable less current portion                                              50,835
                                                                           ----------------------
                  TOTAL LIABILITIES                                                     982,584
                                                                           ======================
         STOCKHOLDERS' EQUITY:

         Common stock, $.015 par value, authorized 50,000,000 shares;                   154,997
         issued and outstanding 10,333,140 shares

         Additional paid-in capital                                                  23,610,856

         Stock subscription receivable                                                  (87,500)

         Accumulated deficit                                                         (6,715,204)

         Less treasury stock at cost                                                   (776,315)
                                                                           ----------------------
                  TOTAL STOCKHOLDERS' EQUITY                                         16,186,834
                                                                           ----------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                $         17,169,418
                                                                           ======================

                        See notes to financial statements

                             MUSE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                  Three Months Ended                     Nine Months Ended
                                                                       June 30,                              June 30,
                                                          --------------------------------------------------------------------------

                                                               1999                1998                1999              1998
                                                          --------------      ---------------   ---------------    ----------------
REVENUE                                                   $    341,866        $   1,237,420     $   1,113,206      $    1,761,251
                                                          --------------      ---------------   ---------------    ----------------

EXPENSES:
         Selling, general and administrative                   936,153            1,546,822         3,168,169           2,269,373
         expenses
         Research and development                              609,406              165,732           949,547             710,068
         Depreciation                                          136,233              100,388           395,669             343,334
                                                          --------------      ---------------   ---------------    ----------------
         TOTAL EXPENSES                                      1,681,792            1,812,942         4,513,385           3,322,775
                                                          --------------      ---------------   ---------------    ----------------
         NET OPERATING LOSS                               $ (1,339,926)       $    (575,522)    $  (3,400,179)     $   (1,561,524)
                                                          --------------      ---------------   ---------------    ----------------
         OTHER INCOME (EXPENSE)

         Costs in excess of value of                              --                    --           (563,685)                --
         repurchased stock
         Interest expense                                         --               (112,004)          (29,903)           (554,876)
         Interest income                                       210,980                3,145           553,515                 --
                                                          --------------      ---------------   ---------------    ----------------
         TOTAL OTHER INCOME (EXPENSE)                          210,980             (108,859)          (40,073)           (554,876)
                                                          --------------      ---------------   ---------------    ----------------
         NET LOSS                                         $ (1,128,946)       $    (684,381)    $  (3,440,252)     $   (2,116,400)
                                                          ==============      ===============   ===============     ===============
         NET LOSS PER SHARE:

         Basic and assuming dilution                      $      (0.11)       $       (0.08)            $(0.35)            $(0.29)
                                                          --------------      ---------------   ---------------    ----------------

         WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING:                           10,145,350        8,600,850            9,892,069           7,418,768
                                                          --------------      ---------------   ---------------    ----------------



                        See notes to financial statements

                             MUSE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Nine Months Ended
                                                                                                      June 30,

                                                                                   ----------------------------------------------
                                                                                           1999                     1998
                                                                                   --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                     $  (3,440,252)           $  (2,116,400)
         Adjustment to reconcile net loss to net cash provided by (used in)
                  Depreciation                                                              395,669                  343,334
                  Amortization of discount                                                   25,521                  491,575
                  Cost in excess of repurchased stock                                       563,685                      --
                  Non-cash imputed compensation expense                                         --                   948,355
                  Issuance of shares under consulting agreement                                 --                    30,841
Changes in assets and liabilities:
         Decrease in accounts receivable                                                  3,860,872                   52,982
         Decrease (increase) in prepaid assets                                              (96,543)                  10,007
         (Increase) decrease in other assets                                                (53,095)                   3,600
         (Decrease) in accounts payable                                                     (56,999)                (175,611)
         Increase in accured interest                                                           --                    48,921
         Decrease (increase) in accrued liabilities                                        (608,100)                (116,684)
                                                                                   --------------------     ---------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               $590,758             $   (479,080)
                                                                                   --------------------     ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                                (930,638)                 (25,780)
                                                                                   --------------------     ---------------------
         NET CASH USED IN INVESTING ACTIVITIES                                             (930,638)                 (25,780)
                                                                                   --------------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from sale of stock                                                  9,553,167                1,658,748
         Net proceeds from issuance of notes                                                    --                   568,749
         Deferred offering costs                                                                --                   (91,270)
         Increase in notes receivable                                                    (1,275,000)                     --
         Collection of stock subscription receivable                                      4,000,000                      --
         (Repayments) increases on capital leases                                            48,711                   (6,955)
         Repayments of notes payable-affiliates                                            (625,000)                     --
         Repayments of notes payable - others                                                   --                  (937,500)
         Repayments of line of credit                                                           --                   (50,000)
         Acquisition of treasury stock                                                     (740,000)                     --
                                                                                   --------------------     ---------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       10,961,878                1,141,772
                                                                                   --------------------     ---------------------
NET INCREASE IN CASH                                                                     10,621,998                  636,912
CASH - BEGINNING OF PERIOD                                                                3,539,403                  287,436
                                                                                   --------------------     ---------------------
CASH - END OF PERIOD                                                                  $  14,161,401              $   924,348
                                                                                   ====================     =====================


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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

3.       NOTES RECEIVABLE

         In December 1998 and January 1999, the Company loaned an aggregate of $225,000 to two executive officers pursuant to their employment contracts in connection with their relocation to New Mexico.

4.       COSTS IN EXCESS OF VALUE OF REPURCHASED STOCK

         In March 1999, the Company's Chief Technical Officer resigned as an employee and director of the Company and entered into a consulting arrangement with the Company. Pursuant to the terms of the Termination Agreement with such officer, the Company paid such officer an aggregate of $1,340,000 in exchange for, among other things, certain restrictions relating to such officer's common stock, a non-compete provision, repurchase of 155,263 shares of common stock and a right of first refusal on future sales of common stock by such officer. The excess of the consideration paid over the value of the shares purchased of $563,685 is reflected as costs in excess of the value of repurchased stock on the Statement of Operations.

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

Operational Overview

         The Company receives revenues from sales and licensing of its products and providing consulting and maintenance services related thereto and from its strategic reselling partner ("SRP") program. The Company attributes the lower than expected results for the quarter ended June 30, 1999 to a longer roll-out period by several of its SRP's and a strategic price reduction of the Muse Development System to meet the competitive demands of the marketplace.

         In June 1998, the Company entered into an SRP agreement (the "CRI Agreement") with Continuum Resources International ASA, a Norwegian Company ("CRI"), with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, CRI paid the Company a non-refundable license fee of $5,000,000 and will pay minimum sales commitments totaling $12,000,000 through 2001, which minimum commitments are currently in the process of being reduced as a result of price decreases in the Company's products and services. The Company has recognized the $5,000,000 license fee under the CRI Agreement as revenue for the fiscal year ended September 30, 1998. CRI's minimum commitment for 1999 was not met, however, the Company has determined not to take any action with respect thereto at this time and is currently in discussions regarding CRI's commitments for the balance of the contract term.

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

         In June, 1999, the Company entered into a three-year agreement with The Goodyear Tire & Rubber Company ("Goodyear") to develop applications using the Company's advanced visualization and network collaboration software. The Company will provide software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides Goodyear with exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that minimum annual project commitments are satisfied. Sales activities in the tire and rubber manufacturing industry by the Company's SRP's are not affected by this agreement.

         Although the Company's existing SRP agreements provide for minimum annual sales commitments, failure to satisfy such commitments will permit the Company to terminate such SRP agreement. Accordingly, there can be no assurance that the threat of termination of any SRP agreement will be an effective deterrent against any breach thereof or that such minimum sales commitments will be realized.

         The Company's primary strategy is to seek to enter into similar SRP arrangements in other markets. As a result of the significant lead time necessary to market and consummate such distribution and reseller agreements, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be experienced in subsequent quarters.

         In March 1999, the Company's Chief Technical Officer and Chairman of the Board resigned as an employee and director of the Company and entered into a consulting arrangement with the Company. Pursuant to the terms of the Termination Agreement with such officer, the Company paid such officer an aggregate of $1,340,000 in exchange for, among other things, certain restrictions relating to such officer's common stock, a non-compete provision, repurchase of 155,263 shares of common stock and a right of first refusal on future sales of common stock by such officer. The excess of the consideration paid over the value of the shares purchased of $563,685 is reflected as costs in excess of the value of repurchased stock on the Statement of Operations.

         In June 1999, the Company opened an office in Houston, Texas to support the development and distribution of its products and services in the oil and gas industry. This office is currently staffed with six personnel, two in sales and marketing and four technical software developers, and is expected to require capital expenditures of approximately $300,000 during the fourth quarter of fiscal 1999.

Results of Operations

         Revenues for the three and nine month periods ended June 30, 1999 were $341,866 and $1,113,206, respectively, as compared to revenues of $1,237,420 and $1,761,251, respectively, for the three and nine months ended June 30, 1998. The decrease in revenue of $895,554 or 72% for the three month period and $648,045 or 37% for the nine month period was due to the entering into of the CRI Agreement and the receipt of $1,000,000 in connection therewith in the third quarter of fiscal 1998, which was not duplicated in fiscal 1999. Actual product and contract sales increased by $104,446 or 44% and $351,955 or 46% for the three and nine month periods, respectively. The Company also received interest income for the three and nine month periods in fiscal 1999 of $210,980 and $553,515, respectively.

         Total operating expenses for the three and nine month periods ended June 30, 1999 were $1,681,792 and $4,513,385, respectively, as compared to total operating expenses of $1,812,942 and $3,322,775, respectively, for the three and nine month periods ended June 30, 1998. The decrease of $131,150 or 7% for the three month period reflects reductions in sales commissions and expenses related to the Company's initial public offering ("IPO") in November 1998. Additionally, research and development expenditures for the three month period ended June 30, 1999 increased $443,674 or 268% over the same period in 1998 and for the nine month period ended June 30, 1999 increased $239,479 or 34% over the same period in 1998 due to increases in engineering personnel and equipment purchases. Selling, general and administrative expenses for the nine month period ended June 30, 1999 increased $898,796 or 40% over the same period in 1998 due primarily to increases in sales and marketing personnel and increased costs for trade shows and advertising.

         Other income (expense) for the three and nine month periods ended June 30, 1999 were $210,980 and ($40,073), respectively, compared to ($108,859) and
($554,876), respectively, for the three and nine month periods ended June 30, 1998. The increase in income of $319,839 for the three month period was due to interest income generated from prior equity investments and the net proceeds from the IPO and the elimination of interest expenses due to the repayment of notes payable. The reduction in other expenses of $514,803 for the nine month period was due to the aforementioned interest income and reduction of interest expense. In addition, a charge of $563,685 was incurred in fiscal 1999 related to costs in excess of the value of repurchased stock.

         Accordingly, the net loss for the three and nine month periods ended June 30, 1999 of $1,128,946 and $3,440,252, respectively, as compared to the net loss of $684,381 and $2,116,400, respectively, for the three and nine month periods ended June 30, 1998, reflected the significant increases in costs related to the Company's IPO, the hiring of additional personnel, increased capital expenditures for equipment and the $563,685 charge related to costs in excess of the value of repurchased stock without a proportional increase in revenues for such periods.

Liquidity and Capital Resources

         The Company's capital needs have been funded through a series of debt and equity financings and revenues received through the SRP program.

         In July 1998, the Company sold 1,000,000 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock (the "CRI Warrants") to CRI for an aggregate purchase price of $8,000,000.

         In October, 1998, in order to assist CRI with its short term cash requirements in connection with CRI's commencement of marketing efforts with respect to the Company's products, the Company approved certain loans to CRI in the principal amount of up to $1,000,000 payable on demand with interest at 12% per annum accruing and payable monthly following 60 days from the draw-down date. As of the date hereof, $1,000,000 is outstanding under such loan arrangement and interest is accruing on such principal amount.

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

         The Company anticipates that it will expend approximately $300,000 for the purchase of computer hardware and software during the fourth quarter of fiscal 1999 in connection with its recently opened office in Houston, Texas.

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

         The Company continually explores strategic, joint venture and acquisition opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for SRP arrangements, other strategic relationships, joint ventures or possible acquisitions, however, current negotiations, if any, are too preliminary to warrant disclosure at this time. The Company will keep investors informed as such negotiations mature.

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

(d) The following information is provided with respect to the use of proceeds from the Company's IPO:

1.       Name of issuer: Muse Technologies, Inc.
2.       a.   Effective date of the registration statement: November 16, 1998
         b.   Commission file number assigned to issuer: 333-62495
3.       Offering commencement date: November 16, 1998
4.       Managing underwriter: H.D. Brous & Co., Inc.
5.       Title of each class of security:
         a.   Common Stock, par value $.015 per share ("Common Stock").
         b.   Class A Redeemable Common Stock Purchase Warrants (the
              "Warrants"). Each Warrant is exerciseable into one-half share of
              Common Stock at an exercise price of $9.60 per whole share at any time up until November 15, 2003.
6.       Amount and aggregate offering price:
         a.   Common Stock and Warrants:
                    Amount registered:(1)                       2,250,000 Shares
                    Aggregate price of offering
                      amount registered:(2)                   $11,040,000
                    Amount sold:                                1,200,000 Units
                    Aggregate offering price of amount
                      sold:(2)                                $11,040,000

----------------

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


                                        For the period ending June 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                         Direct or indirect payments
                                                           to directors, officers,
                                                           general partners of the
                                                        issuer or their associates; to
                                                          persons owning ten percent
                                                           or more of any class of
                                                           equity securities of the           Direct or indirect
                                                          issuers; and to affiliates          payments to others
-----------------------------------------------------------------------------------------------------------------------
7.  Costs of offering:

-----------------------------------------------------------------------------------------------------------------------
       (01) Underwriting discounts and
       commissions                                             |_|                              |_|        $1,104,000
-----------------------------------------------------------------------------------------------------------------------
       (02) Finder's fees                                      |_|                              |_|                 0
-----------------------------------------------------------------------------------------------------------------------
       (03) Expenses paid to or for underwriters               |_|                              |_|        $  331,200
-----------------------------------------------------------------------------------------------------------------------
       (04) Other expenses                                     |_|                              |_|        4  603,000
-----------------------------------------------------------------------------------------------------------------------
       (05) Total expenses                                     |_|                              |_|        $2,038,200
-----------------------------------------------------------------------------------------------------------------------
8.  Net offering proceeds after expenses in item 7:                                             |_|        $9,001,800

-----------------------------------------------------------------------------------------------------------------------
9.  Use of net offering proceeds:

-----------------------------------------------------------------------------------------------------------------------
       (01) Construction of plants, building and
       facilities                                              |_|                              |_|                 0
-----------------------------------------------------------------------------------------------------------------------
       (02) Purchase of machinery and equipment                |_|                              |_|        $  930,638
-----------------------------------------------------------------------------------------------------------------------
       (03) Purchase of real estate                            |_|                              |_|                 0
-----------------------------------------------------------------------------------------------------------------------
       (04) Acquisition of other business(es)                  |_|                              |_|                 0
-----------------------------------------------------------------------------------------------------------------------
       (05) Repayment of indebtedness                          |_|                              |_|        $  270,000
-----------------------------------------------------------------------------------------------------------------------
       (06) Working capital                                    |_|                              |_|        $1,225,516
-----------------------------------------------------------------------------------------------------------------------
       (07) Government securities-greater than 90
       days                                                    |_|                              |_|                 0
-----------------------------------------------------------------------------------------------------------------------
       (08) Cash and investments-less than 90
       days                                                    |_|                              |_|        $4,948,099
-----------------------------------------------------------------------------------------------------------------------
       (09) Research & development                             |_|                              |_|        $  949,547
-----------------------------------------------------------------------------------------------------------------------
       (10) Relocation Loans to Officers                       |_|       $  225,000             |_|

-----------------------------------------------------------------------------------------------------------------------
       (11) Marketing Activities                               |_|                              |_|          $453,000
-----------------------------------------------------------------------------------------------------------------------
10. Do the use(s) of proceeds in Item 9 represent
    a material change in the use(s) of proceeds
    described in the prospectus?
                                                                Yes      |_|                     No     |X|
-----------------------------------------------------------------------------------------------------------------------

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

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibit Index:

              27.1  Financial Data Schedule

       (b) The following Current Reports on Form 8-K have been filed during the period:

              (i) Current Report on Form 8-K filed on June 9, 1999 amending the Current Report on Form 8-K filed on April 13, 1999 reporting the resignation of an executive officer and the terms and conditions relating thereto.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999

                         MUSE TECHNOLOGIES, INC.

                         By:    /s/ Curtiz J. Gangi
                             -------------------------------------------------
                                Curtiz J. Gangi, President and Chairman

                         By:    /s/ Brian Clark
                             --------------------------------------------------
                                Brian Clark, Chief Financial Officer (Principal
                                Financial and Accounting Officer)