Form 10KSB
period 1999-09-30
MUSE TECHNOLOGIES INC
filed 1999-12-29
CIK 1006368

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to

                         Commission File Number: 1-14559

                             MUSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                         85-0437001
         -------------------------------      ---------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)      Identification Number)


        1601 Randolph, SE, Suite 210, Albuquerque, NM           87106
        ---------------------------------------------         ----------
          (Address of principal executive offices)            (Zip Code)


                    Issuer's telephone number: (505) 843-6873

          Securities registered pursuant to Section 12 (b) of the Act:


                                  Common Stock
                                ---------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)

          Securities registered pursuant to Section 12 (g) of the Act:


                                  Common Stock
                                ----------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained is this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $1,723,267.

As of December 17, 1999, there were outstanding 10,333,148 shares of common stock, $.015 par value (the "Common Stock"), and Class A Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase 1,944,243 shares of Common Stock. Based on the closing prices of the Common Stock and the Warrants on that date, $2.8755 and $.875, respectively, the approximate aggregate market value of the Common Stock and the Warrants held by non-affiliates was $29,707,801 and $826,213, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto and certain of the Company's periodic reports, as listed in response to Item 13(a)(2).

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


              [The remainder of this page is intentionally blank.]

This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, are intended to identify forward-looking statements, but the absence of any such words does not mean that the statement is not forward-looking. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described under "Factors Affecting Operating Results and Market Price of Stock" and elsewhere in this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. In addition to the other information in this Report, the above factors should be carefully considered in evaluating the Company and its business.

ITEM 1.  DESCRIPTION OF BUSINESS

General

MUSE Technologies, Inc. (the "Company") develops and markets several software products designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems encountered by scientists, engineers and other computing professionals. The Company believes that the "MuSE (Registered)/1 (MuSE Development Environment System) Development System", its core software product, represents a new approach to computer interaction since it permits the integration of various types of data from multiple sources without affecting the integrity of such data and the presentation of data in a multisensory environment to enhance the user's ability to analyze and understand such data. MuSE can be used with different computing platforms and different physical or logical input and output devices. The multisensory capabilities of MuSE enables the user to present information in real time over global networks using visual, auditory, tactile and other perceptual tools. The Company has been recognized by Computer Graphics World magazine with its prestigious "Innovation Award" for the Company's advances in the fields of human computer interaction (1996) and network collaboration (1997).

MuSE is a tool which can be used in a wide variety of industrial, commercial, entertainment and governmental applications. Each application would be designed to meet the specific requirements of the end-users in a particular industry. In order to maximize the market potential from its products and services, the Company has entered into strategic relationships with partners that have the financial, technological and marketing capability of developing applications for MuSE in specific industries. See "Marketing and Sales."

The Company formed MUSE Federal Systems Group Inc., ("MUSE Federal"), a wholly owned subsidiary that will provide software and consulting services exclusively to federal agencies and government contractors. MUSE Federal will support existing government accounts of the Company, which include


----------
1/ MuSE (spelled with the Greek "mu" symbol as the first character) is a registered trademark of the Company registered in the United States Patent and Trademark Office. For the purposes of electronic submission, the Greek symbol "mu" appears as the letter "M" in this Report.

NASA Langley, Kennedy Space Center, Jet Propulsion Laboratory, NASA Ames Research Center, Stennis Space Flight Center and various projects for the US Navy. Through direct sales efforts and a growing network of Strategic Reselling Partners (which includes Federal Data Corporation, Intergraph and Analytical Mechanics Associates), the new company plans to broaden its federal customer base and develop special capabilities and services that are designed to meet the unique requirements of governmental agencies. The Company believes that MUSE Federal will obtain all requisite government approvals to operate as a government contractor in the first quarter of calendar 2000.

Additionally, on November 16, 1999, the Company completed the acquisition of UK-based Virtual Presence Limited ("Virtual Presence"), a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. The Company believes that its acquisition of Virtual Presence will provide synergistic opportunities to expand the Company's business and products and services internationally. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MuSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (as amended, the "License Agreement"). Sandia is the operator, under the auspices of the United States Department of Energy, of Sandia National Laboratories ("SNL"). Prior to organizing the Company, certain of the Company's founders were employed by Sandia, where they developed MuSE. Unless the context otherwise requires, references to "Sandia" include Sandia Corporation and SNL.

The Company was incorporated on October 24, 1995 in order to acquire certain assets and liabilities from Viga Technologies Corporation ("Viga"), including the License Agreement and related technology. Such acquisition was consummated in December 1995. The Company's executive offices are located at 1601 Randolph, SE, Albuquerque, New Mexico 87106, and its telephone number is (505) 843-6873.

Products And Services

The MuSE Development System ("MuSE") represents a new paradigm in how computer users interact with computer-based information. It was designed for initial use within the advanced industrial, scientific and research sectors, and for eventual migration to more conventional desktop computing arenas. Both of these sectors are largely driven by technological advances in two complementary areas:
(1) increasing amount and diversity of data, particularly real-time simultaneous processing of three dimensional graphics, audio video images and text; and (2) increased performance capabilities of high-performance computers, especially the growth of the Windows NT(Registered) platform.

The MuSE Development System represents an extension of traditional "visual computing" to the more advanced "perceptual computing." Visual computing is used to create and manipulate true-color, three-dimensional ("3D") objects representing complex data with extreme precision and speed, thereby enhancing understanding. In visual computing, a 3D full color image replaces the two-dimensional screen image. The use of visually rich images makes it possible to represent complex data more understandably as well as to simulate real-world characteristics. Visual computing can be significantly enhanced when combined with appropriate input and output devices, including standard off the shelf products sold by others. Such an enhanced computing environment can create a data-rich problem-solving experience.

Historically, advanced visual computing has been limited to the high-end of the professional computer industry for use by scientists, engineers, researchers and others. However, as a new generation of more powerful and lower cost workstations, mostly WindowsNT-based systems, rapidly enter the market, the full capabilities of perceptual computing are becoming available to larger segments of the professional marketplace. The Company identified this trend several years ago and last year took the necessary steps to evolve its core product from its original UNIX configuration to the WindowsNT platform. The MuSE Development System now runs on Dell, Hewlett Packard, Intergraph and Silicon Graphics (SGI) WindowsNT systems.

The Company believes that MuSE enhances visual computing with the rendering of multi-dimensional data, and empowers the user through a multi-sensory (sight, sound and touch) highly interactive and collaborative experience that is more like real life and is known as perceptual computing. Perceptual computing takes advantage of some of the most basic and powerful human skills, including trend analysis, pattern recognition and anomaly detection. By pairing these fundamental skills with the ability to engage multiple senses, the use of voice for system command and networked collaboration, the Company has made it possible for third-party software developers to use the MuSE Development System to create feature-rich applications in which complex data is brought to life and becomes surprisingly easy to comprehend.

MuSE assists software developers in creating synthetic or virtual environments in which information can be processed in ways which are different from traditional use of computers. Most computer software requires users to learn an entirely new way of interacting with and processing information that is not consistent with human perceptual processing. MuSE adapts the computer to humans by complementing human perceptual processes. MuSE is designed to allow the user to interact with the computer as if the computer is an extension of the user and the way that particular user processes and analyzes information.

The Company's proprietary software product, "Continuum(Trademark)," is designed for multiuser, real-time collaboration within the MuSE environment. Continuum permits multiple users to work and interact with each other within a common environment and to analyze and manipulate the same data independent from other users in a parallel private environment. A particular user can manipulate a parallel private environment according to individual interests and perceptual tools, and can be joined by other users for collaboration and idea exchange as such user deems appropriate. Similarly, a user can jump from a private parallel environment at any time to rejoin other users in the "public" environments. Since it is designed for use with MuSE, users can interact using various platforms, devices and tools. MuSE and Continuum were developed for the Unix operating system and for the WindowsNT platform.

After more than three years of commercial operation, the Company adopted a new strategy to achieve greater market penetration in light of a shift in computer platform preference from the UNIX platform to the WindowsNT platform. As a result, the Company has repriced and repositioned the MuSE Development System to be more competitive and appeal to a broader population of advanced computer users in several industries. To that end, the Company integrated its two formerly separate products (MuSE and Continuum) into a single MuSE Development System, significantly reduced the cost of the MuSE Development System and the fees associated with licensing of MuSE applications created with the MuSE Development System, and offered an array of technical enhancements that extend the MuSE Development System's features and capabilities.

The Company's software products can be utilized with a wide range of hardware configurations and can be used simultaneously by more than one user in desktop, office, laboratory or theatre settings.

In addition to its software products, the Company also offers custom applications design and development services as well as consulting and support services relating to its products.

Strategy

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

In June 1998, the Company entered into an SRP agreement (the "CRI Agreement") with Continuum Resources International ASA, a Norwegian Company ("CRI"), with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, CRI paid the Company a non-refundable license fee of $5,000,000 and will pay minimum sales commitments totaling $12,000,000 through 2001, which minimum commitments are currently in the process of being reduced.

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

In April, 1999, the Company entered into a three-year agreement with The Goodyear Tire & Rubber Company ("Goodyear") to develop applications using the Company's advanced visualization and network collaboration software. The Company will provide software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides Goodyear with exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that minimum annual project commitments are satisfied. Sales activities in the tire and rubber manufacturing industry by the Company's SRP's are not affected by this agreement.

Marketing and Sales

The Company has expanded its marketing staff, currently consisting of 12 employees, including an Executive Vice President, Vice President of Sales (North America), Vice President of Communications, Vice President of Marketing and Business Development and Vice President of European Business Development. The Company is in the process of hiring additional sales and marketing personnel with expertise and contacts in the Company's targeted markets. Additionally, the Company will seek to leverage its existing relationships and applications of its software products to enhance its marketing efforts.

The Company has entered into agreements with potential strategic partners that have the financial, technological and marketing capability of developing applications for MuSE or distributing the Company's products and services in specific industries. See "Strategy" above. The Company is initially directing its marketing efforts to obtain strategic partners in the automotive manufacturing, computer and medical imaging industries, and from agencies of the Federal government (primarily through MUSE Federal).

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

The Company is required to pay a licensing fee of $10,000 per year until December 31, 1999. In addition, the Company is required to pay royalties (with an annual minimum royalty of $20,000) for the term of the License Agreement, based on the Company's gross revenues, less cost of goods sold and certain other expenses, from the sale of products utilizing MuSE. Additionally, the Company paid a one-time license fee of $400,000 in connection with the acquisition of the License Agreement from Viga. The Company is also required to retain the services of key personnel capable of supporting the MuSE software. In addition, the License Agreement is terminable by Sandia in the event of a breach thereunder by the Company (including, without limitation, due to failure to pay minimum royalties in the annual amount of $20,000), or in its discretion, in the event of any such breach, Sandia may convert the license into a non-exclusive license or otherwise reduce the Company's rights thereunder.

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

The Company has filed and is in the process of filing patent applications for Continuum and related technologies, and it has also filed trademark and logo applications.

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

Research and Product Development

Management believes that the Company's future success depends in large part upon the timely enhancement of existing products and the development of new products and MuSE-based applications by its customers and third party software developers. The Company is currently developing new software products relating to information management with broad applications in the commercial, government and education markets and enhancing existing products to improve price and performance, expand product capabilities, simplify user interfaces, help define and support emerging industry standards, and develop interoperability with most products and devices commonly used in the Company's targeted markets. MuSE-based products operate on a broad range of platforms and with a variety of display and input/output devices. The Company also believes that it is beneficial to work with third parties to accomplish these goals and has, in the past, received funding from outside sources, such as grants from government organizations, to develop products and applications. The Company intends to continue to pursue such external research and development funding sources.

For fiscal 1999, fiscal 1998 and fiscal 1997, the Company's research and development expense was approximately $2,303,000, $957,000 and $742,000, respectively. Except for payments related to Small Business Innovative Research grants from the Federal government of approximately $341,000 which was included in revenue in fiscal 1998 and related to development of certain applications of MuSE, all research and development was Company-sponsored.

Competition

The Company believes that the current market for MuSE and other visual computing software products is relatively small and fragmented. However, based upon publicly available market research, the Company believes that this market will grow rapidly over the next decade. The Company believes that no single company dominates the market at the present time; however, a number of emerging companies are aggressively pursuing opportunities in this market, including Parametric Technologies, Inc.'s Division Group ("Division"), Engineering Automation, Inc.'s Sense8 division ("Sense8"), Advanced Visual Systems ("AVS") and Multigen-Paradigm ("Paradigm"). Many of the companies with whom the Company competes or expects to compete have substantially greater financial resources, research and development capabilities, sales and marketing staffs and distribution channels and are better known than the Company.

The Company believes that the principal factors affecting the Company's ability to compete are the capabilities, functionality and architecture of its products; the quality, ease of use by end-users, performance and functionality of the derivative applications developed and marketed by the Company; the effectiveness of the Company in marketing and distributing its products and services; and price.

Employees

As of December 17, 1999, the Company, including its newly-acquired subsidiary, Virtual Presence, had 82 full-time employees. The Company believes that its relationships with its employees are satisfactory. The Company has no history of any work stoppages and no employees of the Company are currently represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has completed the construction of a synthetic environment laboratory and other facilities to develop and demonstrate applications of MuSE within its Albuquerque headquarters. The Company leases 8,762 square feet of office and laboratory space in Albuquerque, New Mexico. The Company by amendment of its lease, has leased an additional 8,787 square feet of space at its Albuquerque headquarters in contemplation of the Company's expansion. The lease, as amended, provides for base rental payments of approximately $17,600 per month. The amended lease extends the termination date until January 31, 2001.

The Company subleases 1,445 square feet of space from CRI in Houston, Texas to provide support services for CRI and its customers. This sublease provides for rental payments of $3,000 per month and terminates on June 14, 2000. The Company believes that such properties are adequately insured and are suitable for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings as of the date hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap(Trademark) Market ("Nasdaq") under the symbol "MUZE" and "MUZEW", respectively, and on the Boston Stock Exchange ("BSE") under the symbols "MZE" and "MZEW", respectively. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock and the Warrants as reported by Nasdaq and the BSE. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock                                              High             Low
------------                                              ----             ---

From November 17, 1998 (first trade date)                $14.00           $8.50
through December 31, 1998
Quarter ended March 31, 1999                             $10.50           $3.88
Quarter ended June 30, 1999                              $ 8.13           $3.88
Quarter ended September 30, 1999                         $ 6.25           $3.25

Warrants
--------

From November 17, 1998 (first trade date)                $ 4.18          $1.25
through December 31, 1998
Quarter ended March 31, 1999                             $ 3.50          $1.25
Quarter ended June 30, 1999                              $ 1.75          $1.13
Quarter ended September 30, 1999                         $ 1.63          $0.75


The approximate number of record holders of the Common Stock at December 17, 1999 was 165, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Operating Results and Market Price of Stock" commencing on page 14.

Operational Overview

The Company receives revenues from sales and licensing of its products and providing consulting and maintenance services related thereto and from its strategic reselling partner ("SRP") program. The Company attributes the lower than expected results for the fiscal year ended September 30, 1999 to a longer roll-out period by several of its SRP's and a strategic price reduction of the MuSE Development System to meet the competitive demands of the marketplace. Notwithstanding such lower than expected results, product sales have increased as compared to the prior fiscal year.

In June 1998, the Company entered into the CRI Agreement with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, CRI paid the Company a non-refundable license fee of $5,000,000 and will pay minimum sales commitments totaling $12,000,000 through 2001, which minimum commitments are currently in the process of being reduced as a result of price decreases in the Company's products and services. The Company has recognized the $5,000,000 license fee under the CRI Agreement as revenue for the fiscal year ended September 30, 1998. CRI's minimum commitment for 1999 was not met, however, the Company has determined not to take any action with respect thereto at this time and is currently in discussions regarding CRI's commitments for the balance of the contract term and other matters relating to the Company's relationship with CRI.

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

In April, 1999, the Company entered into a three-year agreement with Goodyear to develop applications using the Company's advanced visualization and network collaboration software. The Company will provide software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides Goodyear with exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that minimum annual project commitments are satisfied. Sales activities in the tire and rubber manufacturing industry by the Company's SRP's are not affected by this agreement.

In March 1999, the Company's former Chief Technical Officer and Chairman of the Board resigned as an employee and director of the Company and entered into a consulting arrangement with the Company. Pursuant to the terms of the Termination Agreement with such officer, the Company paid such officer an aggregate of $1,340,000 in exchange for, among other things, certain restrictions relating to such officer's common stock, a non-compete provision, repurchase of 155,263 shares of common stock and a right of first refusal on future sales of common stock by such officer. The excess of the consideration paid over the value of the shares purchased of $563,685 is reflected as costs in excess of the value of repurchased stock on the Statement of Operations.

In June 1999, the Company opened an office in Houston, Texas to support the development and distribution of its products and services in the oil and gas industry. This office is currently staffed with six technical software developers, and is expected to require capital expenditures of approximately $160,000 during the first quarter of fiscal 2000.

The Company formed MUSE Federal, a wholly owned subsidiary that will provide software and consulting services exclusively to federal agencies and government contractors. MUSE Federal will support existing government accounts of the Company, which include NASA Langley, Kennedy Space Center, Jet Propulsion Laboratory, NASA Ames Research Center, Stennis Space Flight Center and various projects for the US Navy. Through direct sales efforts and a growing network of Strategic Reselling Partners (which includes Federal Data Corporation, Intergraph and Analytical Mechanics Associates), the new company plans to broaden its federal customer base and develop special capabilities and services that are designed to meet the unique requirements of governmental agencies. The Company believes that MUSE Federal will obtain all requisite government approvals to operate as a government contractor in the first quarter of calendar 2000.

On November 16, 1999, the Company completed the acquisition of Virtual Presence, a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. The Company acquired Virtual Presence for a total of $600,000 in cash payable over a 9 month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 are subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share.

Results of Operations

Revenues for the fiscal years ended September 30, 1999 ("fiscal 1999") and September 30, 1998 ("fiscal 1998") were $1,723,267 and $6,206,135, respectively.
The decrease in revenue of $4,482,868 or 72% was due to the entering into of the CRI Agreement and the receipt of $5,000,000 in connection therewith in fiscal 1998, which was not duplicated in fiscal 1999. Actual product and contract sales increased by $517,132 or 42%. The Company also received interest income in fiscal 1999 of $729,061 as compared to $0 in fiscal 1998.

Total operating expenses for fiscal 1999 were $6,970,962 as compared to total operating expenses of $5,083,588 for fiscal 1998. The increase of $1,887,374 or 37% reflects additional salaries, general and administrative expenses and increased research and development expenses. Research and development expenditures for fiscal 1999 increased $1,345,939 or 141% over the same period in fiscal 1998 due to increases in engineering and technical personnel (from 8 to 24) and equipment purchases. Selling, general and administrative expenses for fiscal 1999 increased $1,478,358 or 55% over the same period in 1998 due primarily to increases in sales and marketing personnel and increased costs for trade shows and advertising. During fiscal 1998, the Company repriced employee stock options from an exercise price of $7.60 per share to an exercise price of $2.50 per share, resulting in a one-time non-cash expense of $948,355.

Total other income for fiscal 1999 of $134,737 consisted of interest income of $729,061 offset by charges of $564,636 related to costs in excess of the value of repurchased stock of a former executive officer and interest expense of $30,678. For the previous fiscal year, other expense consisted of $798,653 in interest charges from notes payable.

Accordingly, the net loss for fiscal 1999 of $5,112,948 as compared to net income of $323,894 for fiscal 1998, reflected the significant increases in costs related to the hiring of additional personnel, increased research and development costs and the $563,636 charge related to costs in excess of the value of repurchased stock without a proportional increase in revenues for such periods.

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

On November 19, 1998, the Company consummated its IPO through the sale of 1,200,000 shares of Common Stock and warrants to purchase 600,000 shares of Common Stock (the "Warrants") and received gross proceeds of $9,600,000. Additionally, on December 2, 1998, the underwriter of the Company's IPO exercised its over-allotment option in full and the Company received gross proceeds of $1,440,000. Total net proceeds to the Company approximated $9,200,000.

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

The Company anticipates that it will expend approximately $600,000 for the purchase of computer hardware and software during fiscal 2000 primarily in connection with the establishment of MUSE Federal.

The Company's wholly owned subsidiary, MUSE Federal, was created to provide software development and consulting services exclusively to the Federal government and government contractors. MUSE Federal will support and broaden the existing government customer base of the Company and will develop unique capabilities and services designed to meet the needs of government agencies and government contractors. MUSE Federal has not yet performed services on behalf of the Company, its Federal customers or new customers as it has yet to obtain all requisite government approvals, which is expected in the first quarter of calendar 2000.

In connection with the acquisition of Virtual Presence, the Company expects to enhance its capabilities in providing interactive visualization solutions and to broaden its market penetration abroad. Virtual Presence is a leader in providing virtual reality and visualization solutions for high end customers in many industry sectors. The Company expects greater efficiencies and economies of scale as Virtual Presence becomes fully integrated into the Company's business model. Additionally, the Company expects Virtual Presence to add significantly to the Company's overall revenues. Additional information regarding the financial impact of the Virtual Presence acquisition will be forthcoming in a Current Report on Form 8-K to be filed with the Commission in January 2000.

The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. Based upon its current plans, the Company believes that the net proceeds of its IPO, together with the net proceeds from the sale of securities to CRI in July 1998 and funds generated from operations, including payments and royalties under the Company's various SRP agreements, will be sufficient to satisfy the Company's operations for at least the next 12 months. The foregoing sentence is considered a forward-looking statement for purposes of the Private Securities Litigation Reform Act of 1995 and is subject to the risks and factors set forth under "Factors Affecting Operating Results and Market Price of Securities" commencing on page 14 of this Report. However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to the Company.

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

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

Uncertainty of Future Profitability and Substantial Accumulated Deficit

Any increase in revenue will be dependent upon the ability of the Company to market its software, either directly or through distributors or SRPs. The Company expects to substantially increase its operating expenses in anticipation of increased revenue with no assurance that the Company will generate sufficient revenue to cover such expenses. Accordingly, there can be no assurance that the Company can or will ever achieve profitable operations.

Cash Requirements

The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. To date, the Company's principal source of funds has been from the sale of its debt and equity securities. Based upon its current plans, the Company believes that the net proceeds from its IPO, together with the net proceeds from the sale of securities to CRI in July 1998 and funds generated from operations, including payments and royalties received under various SRP agreements, will be sufficient to satisfy the Company's operations for at least the next twelve months. However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product development programs, including but not limited to the further development of MuSE or related products, or the Company may be forced to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish.

Technological Uncertainties

The commercial success of the Company's software will be dependent on its acceptance by potential customers. The Company's software is based on technology that has not been generally proven in the marketplace and is subject to the risks of failure inherent in products based on new technologies. A significant portion of the Company's resources will be used for research and development and marketing relating to the Company's software and other products and services. There can be no assurance that the Company can or will develop marketable products. The failure of the Company to achieve market acceptance of its products will have a material adverse effect on the Company.

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

Anticipated Dependence on Strategic Partners

To the extent that the Company relies upon strategic partners to perform such functions as marketing or commercialization of applications based on MuSE products, the Company will be dependent upon the ability and willingness of such strategic partners to perform its obligations in a timely manner. The amount and timing of the allocation of resources by any strategic partner pursuant to its arrangement or agreement with the Company may be affected by numerous factors not within the control of the Company, including, but not limited to, a change in management or direction by the strategic partner, the introduction by the strategic partner of products which may compete with the Company's products or applications or the strategic partner's perception of the market for the Company's products.

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

Dependence on License Agreement

MuSE is based on software which is licensed to the Company by Sandia pursuant to the License Agreement, which grants the Company exclusive rights to develop and commercialize MuSE until October 2005 and thereafter provides a non-exclusive right through 2015. At the end of such ten year period of exclusivity, the Company may request Sandia to extend exclusivity through 2015, which determination shall be made in Sandia's sole discretion. Sandia has the right to terminate the license or make the license non-exclusive in the event the Company fails to pay the required royalties under the License Agreement, with an annual minimum royalty of $20,000 through the year ending December 31, 2006. The Company is also obligated to pay an annual license fee of $10,000 through the year ending December 31, 1999. Any termination of the License Agreement will have a material adverse effect on the Company. Furthermore, at such time as the license becomes non-exclusive, other companies may obtain the rights to the MuSE technology to develop products which may compete with those of the Company.

Rapid Changes in Technology

The computer industry in general and the software industry in particular are subject to rapid changes in technology, which can make hardware or software obsolete. Advances in technology create markets for new products and change or reduce the market for existing products. There can be no assurance that future technological developments will not result in technologies which render the Company's products or applications obsolete. In order for the Company to obtain market acceptance of MuSE or related products, the Company must be able to convince its potential customers and strategic partners that it has the technological capabilities to meet the technological demands of the marketplace. Furthermore, the willingness of a potential strategic partner to enter into an agreement or arrangement with the Company and to devote the financial and personnel resources to the development of applications using MuSE may be dependent on, among other factors, the ability of the Company or the strategic partner to offer solutions which are competitive with products developed and offered by others and whether such products can generate an acceptable market share.

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

Dependence on Management

The Company is dependent upon the services of Curtiz J. Gangi, Chairman of the Board and President, and Craig Peterson, Senior Software Development Manager, for the development of the Company's products. Given the Company's stage of development and the shortage of personnel trained in the application and adaptation of MuSE, the Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to adapt MuSE to specific applications and solutions. Loss of the services of any of Messrs. Gangi or Peterson would have a material adverse effect on the Company's operations and financial condition. The Company has obtained, and is required to maintain, key man life insurance on the lives of Mr. Gangi in the amount of $1,000,000 and Mr. Peterson in the amount of $500,000 while employed by the Company. The Company has entered into three-year employment agreements with Messrs. Gangi, Clark and Harless (Executive Vice President) commencing as of June 1, 1998 and with Mr. Peterson commencing as of August 1, 1998, providing for current annual compensation of $215,000, $150,000, $150,000 and $117,000, respectively. Each agreement provides for certain bonuses, severance benefits, non-competition covenants and, in some cases, payments in the event of a change of control of the Company.

Competition

There are many companies, both public and private, engaged in developing and marketing software products which compete or have applications which compete with the Company's software products. At the present time, Division, Sense8, AVS and Paradigm, among others, market such products. The Company believes that the principal factors affecting its ability to compete include such factors as the functionality and architecture of MuSE, the performance of specific applications of products using MuSE, the price of MuSE and the perceived ability of the Company and/or a strategic partner to support and service MuSE after installation.

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

Effects of Customers' Cost-reduction Programs

The pricing of software products in general, and those, such as the Company's, that are based on new technology in particular, may be affected by the continuing efforts of end-users and Information Technology Managers to contain or reduce costs through various means, including curtailment of discretionary spending or reduction in the scope of or termination of existing projects. The Company cannot predict the effect such cost reduction measures or changes in the overall economy may have on its business, and no assurance can be given that any such actions or changes in the economy will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such actions or changes have a material adverse effect upon the business, financial condition and profitability of other companies that are prospective strategic partners for certain of the Company's products, the Company's ability to commercialize its products may be adversely affected.

Effective Control by Officers, Directors and Principal Stockholders

The officers and directors of the Company currently beneficially own approximately 25% of the Common Stock of the Company and will have the ability to significantly influence the election of the directors of the Company and otherwise significantly influence the affairs of the Company. In addition, CRI owns approximately 10% of the Common Stock of the Company and may also be able to significantly influence the affairs of the Company.

Absence of Dividends

The Company has not paid any cash dividends on its capital stock and does not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.

Shares of Common Stock Issuable Pursuant to Warrants And Underwriter's Unit Purchase Option; Registration Rights

In addition to the 10,333,148 shares of Common Stock outstanding, there are outstanding Warrants to purchase 1,944,243 shares of Common Stock, of which Warrants to purchase 423,881 shares of Common Stock are held by certain selling securityholders, and other outstanding warrants to purchase 1,520,362 shares of Common Stock. The Company has issued to the underwriter of its IPO for nominal consideration a Unit Purchase Option to purchase 120,000 units consisting of 120,000 shares of Common Stock and Warrants to purchase 60,000 shares of Common stock. The Company also has stock option plans pursuant to which options to purchase 2,541,636 shares of Common Stock are outstanding. The holders of Warrants and the underwriter's Unit Purchase Option have certain demand and/or piggyback registration rights. The Company will bear the cost of preparing such registration statements but will not receive any proceeds from the sale of shares of Common Stock or Warrants pursuant thereto other than payment of the exercise price with respect to any Warrants that are exercised. CRI also possesses certain demand and piggyback registration rights with respect to the 1,000,000 shares of Common Stock held by CRI and the 1,000,000 shares of Common Stock underlying the CRI Warrants. The existence of these registration rights, as well as the sale of shares of Common Stock pursuant to registration statements which the Company may be required to prepare, may have a depressive effect on the price of the Common Stock in the open market. In addition, the existence of such warrants and options and the registration rights referred to above may adversely affect the terms on which the Company can obtain additional equity financing. The holders of warrants are likely to exercise them at a time when the Company would otherwise be able to obtain capital on terms more favorable than those provided by the Warrants.

Potential Adverse Effect of Redemption of The Warrants

Commencing November 16, 1999, the Warrants may be redeemed by the Company at a redemption price of $.01 per Warrant upon not less than 30 days' notice if the average closing price per share of the Common Stock is at least $12.00, subject to adjustment, during the 20 day period ending not earlier than five days from the date the Warrants are called for redemption. Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. The Company will not call the Warrants for redemption except pursuant to a currently effective prospectus and registration statement.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1999.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a   Documents filed as part of this report.
                                                                            Page
                                                                            ----

     1.  Financial Statements (appearing at end of this report)

         Independent Auditor's Report                                       F-1

         Balance Sheet - September 30, 1999                                 F-2

         Statements of Operations - For the years ended
         September 30, 1999 and 1998                                        F-3

         Statements of Stockholders' Equity -
         For the years ended September 30, 1999 and 1998                    F-4

         Statements of Cash Flows - For the years ended
         September 30, 1999 and 1998                                        F-5

         Notes to Financial Statements                                      F-6

     2.  Exhibits

         1.1     Revised Form of Underwriting Agreement.(1)

         1.2     Revised Form of Underwriter's Unit Purchase Option.(1)

         3.1     Certificate of Incorporation of the Registrant, as amended.(1)

         3.2     By-Laws of the Registrant.(1)

         3.3     Amendment No. 1 to By-Laws of Registrant.(1)

         4.1     Specimen Stock Certificate.(1)

         4.2 Revised Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, including the revised form of Class A Redeemable Common Stock Purchase Warrant and the form of Class B Redeemable Common Stock Purchase Warrant.(1)

         10.1 License Agreement dated October 9, 1995 between the Company and Sandia, as amended.(1)/**

         10.2 Office Lease dated September 6, 1995 between the Company and Airpark Associates, as amended.(1)

         10.3    1995 Stock Option Plan.(1)

         10.4    1996 Stock Option Plan.(1)

         10.4(a) Amendment No. 1 to 1996 Stock Option Plan.(1)

         10.6 Employment Agreement, dated as of August 1, 1998, between Craig Peterson and the Registrant.(1)

         10.7    Employment Agreement, dated as of June 1, 1998, between Curtiz
                 J. Gangi and the Registrant.(1)

         10.8 Employment Agreement, dated as of June 1, 1998, between Brian Clark and the Registrant.(1)

         10.9 Employment Agreement, dated as of June 1, 1998, between Douglas Harless and the Registrant.(1)

         10.10 Super Value-Added Reseller (S-VAR) Agreement, dated June 19, 1998 between Continuum Resources International ASA and the Registrant.(1)/**

         10.11 Share Purchase Agreement, dated as of November 15, 1999, between John Edmund Hough and the Registrant.(2)

         10.12 Share Purchase Agreement, dated as of November 15, 1999, between GLE Development Capital Limited and the Registrant.(2)

         10.13 Assignment Agreement, dated as of November 16, 1999, among the Registrant, VR Solutions Limited and Intelligent Solutions Limited.(2)

         10.14 Sixth Amendment to Lease, dated November 18, 1999, by and between Merit Albuquerque Limited Partnership, successor in interest to Airpark Associates, and the Company.

         10.15 Agreement of Sublease, dated June 15, 1999, by and between Continuum Resources International, Inc. and the Company.

         21      List of Subsidiaries

         27.1    Financial Data Schedule

------------------------
     (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-62495).
     (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on November 24, 1999.

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

MUSE TECHNOLOGIES, INC.

By:  /s/ Curtiz J. Gangi                            Dated: December 29, 1999
     --------------------------
     Curtiz J. Gangi, President


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

      Signature                               Title                                 Date
      ---------                               -----                                 ----
/s/Curtiz J. Gangi                 President and Chairman                      December 29, 1999
------------------                 (principal executive officer)
Curtiz J. Gangi

/s/Brian Clark                     Chief Financial Officer                     December 29, 1999
------------------                 (principal financial and
Brian Clark                        accounting officer), Treasurer,
                                   Secretary and Director


/s/Jack Berenzweig                 Director                                    December 29, 1999
------------------
Jack Berenzweig

/s/Edward Masi                     Director                                    December 29, 1999
------------------
Edward Masi

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

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statement of Stockholders' Equity..........................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements...........................................F-6-18

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
MUSE Technologies, Inc.
Albuquerque, New Mexico

         We have audited the accompanying balance sheet of MUSE Technologies, Inc. as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flows, for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MUSE Technologies, Inc. as of September 30, 1999, and the results of their operations and their cash flows, for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.



                                           /s/Feldman Sherb Horowitz & Co., P.C.
                                           -------------------------------------
                                           Feldman Sherb Horowitz & Co., P.C.
                                           Certified Public Accountants

New York, New York
December 3, 1999

                             MUSE TECHNOLOGIES, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999



                                     ASSETS

CURRENT ASSETS:
     Cash                                                         $ 12,064,734
     Accounts receivable                                               667,593
     Notes receivable - related parties (including
         interest receivable of $90,922)                             1,145,922
     Other current assets                                              117,870
                                                                  ------------
         TOTAL CURRENT ASSETS                                       13,996,119

PROPERTY AND EQUIPMENT - net                                         1,162,797

NOTES RECEIVABLE - RELATED PARTIES
     (including interest receivable of $9,955)                         284,955

OTHER ASSETS                                                            81,574
                                                                  ------------

         TOTAL ASSETS                                             $ 15,525,445
                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $     23,165
     Accrued liabilities                                               922,751
     Capital lease - current portion                                    16,478
                                                                  ------------
         TOTAL CURRENT LIABILITIES                                     962,394

CAPITAL LEASE, less current portion                                     49,150

                                                                  ------------
         TOTAL LIABILITIES                                           1,011,544
                                                                  ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.015 par value, 50,000,000 shares
         authorized, issued and outstanding 10,333,148                 154,997
     Additional paid-in capital                                     23,609,620
     Stock subscription receivable                                     (87,500)
     Treasury stock - 155,263 shares, at cost                         (776,315)
     Accumulated deficit                                            (8,386,901)
                                                                  ------------
         TOTAL STOCKHOLDERS' EQUITY                                 14,513,901
                                                                  ------------

                                                                  ============
                                                                  $ 15,525,445
                                                                  ============


                       See notes to financial statements.

                             MUSE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                       Years Ended September 30,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------

REVENUES                                             $  1,723,267    $  6,206,135
                                                     ------------    ------------

EXPENSES:
     Selling, general and administrative expenses       4,180,717       2,702,359
     Research and development                           2,302,885         956,946
     Non-cash imputed compensation expense                      -         948,355
     Depreciation                                         487,360         475,928
                                                     ------------    ------------

TOTAL EXPENSES                                          6,970,962       5,083,588
                                                     ------------    ------------

NET OPERATING INCOME (LOSS)                            (5,247,695)      1,122,547
                                                     ------------    ------------

OTHER INCOME (EXPENSE):

     Costs in excess of value of repurchased stock       (563,636)              -
     Interest income                                      729,061               -
     Interest expense                                     (30,678)       (798,653)
                                                     ------------    ------------
TOTAL OTHER INCOME (EXPENSE):                             134,747        (798,653)
                                                     ------------    ------------

NET INCOME (LOSS)                                    $ (5,112,948)   $    323,894
                                                     ============    ============


NET INCOME (LOSS) PER SHARE:
     Basic                                           $      (0.51)   $       0.04
                                                     ============    ============
     Diluted                                         $      (0.51)   $       0.04
                                                     ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic                                             10,048,842       7,672,010
                                                     ============    ============
     Diluted                                           10,048,842       8,654,838
                                                     ============    ============


                       See notes to financial statements.

                             MUSE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                             Common Stock                      Additional              Stock
                                                  --------------------------------------         Paid-in            Subscription
                                                       Shares               Amount               Capital             Receivable
                                                  ------------------   ------------------   ------------------    -----------------

BALANCE - October 1, 1997                             7,278,279           $    109,174         $  3,518,471        $    (87,500)
     Issuance of common stock pursuant to
       consulting agreements                              4,058                     61               30,780                   -
     Sale of common stock pursuant to
       private placements                             1,412,566                 21,188            9,637,285                   -
     Conversion of notes into common stock               68,880                  1,033              308,927                   -
     Exercise of stock options                              110                      2                  273                   -
     Non-cash imputed compensation expense                    -                      -              948,355                   -
     Net income                                               -                      -                    -                   -
                                                   ------------           ------------         ------------        ------------

BALANCE - September 30, 1998                          8,763,893                131,458           14,444,091             (87,500)
     Issuance of common stock pursuant to
       initial public offering                        1,380,000                 20,700            9,083,393
     Purchase of common shares for treasury
     Issuance of common stock pursuant to
       exercise of cash-less options                    155,265                  2,329               (2,329)
     Exercise of stock options                           33,990                    510               84,465
     Net loss                                                 -                      -                    -                   -
                                                   ------------           ------------         ------------        ------------


BALANCE - September 30, 1999                         10,333,148           $    154,997         $ 23,609,620        $    (87,500)
                                                   ============           ============         ============        ============



                                                                                                Total
                                                     Treasury           Accumulated         Stockholders'
                                                      Stock               Deficit               Equity
                                                  ----------------    -----------------    -----------------

BALANCE - October 1, 1997                         $          -          $ (3,597,847)        $     (57,702)
     Issuance of common stock pursuant to
       consulting agreements                                                       -                30,841
     Sale of common stock pursuant to
       private placements                                                          -             9,658,473
     Conversion of notes into common stock                                         -               309,960
     Exercise of stock options                                                     -                   275
     Non-cash imputed compensation expense                                         -               948,355
     Net income                                                              323,894               323,894
                                                  ------------          ------------         -------------

BALANCE - September 30, 1998                                 -            (3,273,953)           11,214,096
     Issuance of common stock pursuant to
       initial public offering
     Purchase of common shares for treasury                                                      9,104,093
     Issuance of common stock pursuant to             (776,315)                                   (776,315)
       exercise of cash-less options                                                                     -
     Exercise of stock options                                                                      84,975
     Net loss                                                             (5,112,948)           (5,112,948)
                                                  ------------          ------------         -------------


BALANCE - September 30, 1999                      $   (776,315)         $ (8,386,901)        $  14,513,901
                                                  ============          ============         =============


                       See notes to financial statements.

                                         MUSE TECHNOLOGIES, INC.

                                        STATEMENTS OF CASH FLOWS


                                                                           Years Ended September 30,
                                                                     --------------------------------------
                                                                           1999                 1998
                                                                     -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                $ (5,112,948)        $    323,894
     Adjustment to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation                                                   487,360              475,928
            Amortization of discount                                        25,521              585,886
            Amortization of finance cost                                         -              138,421
            Non-cash imputed compensation expense                                -              948,355
            Repurchase of common shares for treasury                      (776,315)                   -
            Issuance of common shares for consulting expense                     -               30,841
            Issuance of common shares for interest expense                       -                9,960
     Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                   3,696,407           (4,148,551)
            Decrease in prepaid assets                                      22,877                  377
            Increase in interest receivable                               (100,877)                   -
            Increase in other current assets                              (117,870)                   -
            Increase in other assets                                       (52,332)              (6,590)
            Decrease  in accounts payable                                 (111,934)             (76,893)
            (Increase) decrease in accrued liabilities                      71,093              647,971
                                                                      ------------         ------------
         CASH USED IN OPERATING ACTIVITIES                              (1,969,018)          (1,070,401)
                                                                      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of property and equipment                          (1,143,672)            (147,521)
                                                                      ------------         ------------
         CASH USED IN INVESTING ACTIVITIES                              (1,143,672)            (147,521)
                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from sale of stock                              9,104,093            5,411,561
            Receipt of stock subscription receivable                     4,000,000                    -
            Net proceeds from exercise of stock options                     84,975                  275
            Net proceeds from issuance of notes payable                          -              677,241
            Deferred offering cost                                         363,860             (363,860)
            Issuance of notes receivable                                (1,275,000)                   -
            Principal payments of capital lease obligations                (14,907)             (17,828)
            Borrowings -  line of credit                                         -              (50,000)
            Repayments of notes payable                                   (625,000)          (1,187,500)
                                                                      ------------         ------------
         CASH PROVIDED BY FINANCING ACTIVITIES                          11,638,021            4,469,889
                                                                      ------------         ------------

NET INCREASE IN CASH                                                     8,525,331            3,251,967

CASH - Beginning of year                                                 3,539,403              287,436
                                                                      ------------         ------------

CASH - End of year                                                    $ 12,064,734         $  3,539,403
                                                                      ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
            Interest                                                  $     30,678         $     59,778
                                                                      ============         ============
     Non-cash financing and investing activities:

            (1)  Issuance of common shares pursuant                          2,329                    -
                 to exercise of cash-less options
            (2)  Convertible notes converted to common stock                     -              300,000
            (3)  Reclass of stock subscription receivable
                 to note receivable                                              -               87,500
            (4)  Common stock issued in conjunction with note issuance           -              306,250
            (5)  Purchase of equipment through leases payable               68,321                4,398

                       See notes to financial statements.

                             MUSE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


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

         The Company commenced operations in December 1995. Prior to entering into an exclusive marketing agreement in June 1998 (see note 14), the majority of the Company's revenue had been generated from products utilizing the MuSE technology and applied research and development services for customers in the Federal, corporate and nonprofit markets of the United States. Sales to the United States government represented $830,242 or 48%, and $906,055 or 15%, of revenue in 1999 and 1998, respectively. Accounts receivable from the United States government were $346,086 and $361,000 at September 30, 1999 and 1998, respectively. The Company does not require collateral on its accounts receivable.

         In November 1998, the Company completed an initial public offering of its securities. A total of 1,200,000 units were sold for $8.00 per unit for a total of $9,600,000. Each unit consists of one share of the Company's common stock and warrants to purchase common stock equal to one-half share of common stock for each warrant. Warrants can be used to purchase only whole shares of common stock. The warrants are exercisable upon issuance until November 13, 2003 at $9.60 per share of common stock. Net proceeds after underwriting commissions and other related fees were approximately $7,900,000.

         In December 1998, an additional 180,000 shares were subsequently issued pursuant to the underwriter's over allotment option. Net proceeds after underwriting commissions and other related fees were approximately $1,300,000.

         In July 1999 the Company created a whole owned subsidiary, MUSE Federal Systems Group, Inc. (the "Subsidiary") to market the Company's software to various agencies of the federal government. Activity for the Subsidiary has not commenced as of September 30, 1999.

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

         b. Revenue Recognition - The Company licences software to end users under license agreements. The Company recognizes revenues in accordance with Statement of Position 97-2 ("SOP 97-2"), issued by the American Institute of Certified Accountants. SOP 97-2, is effective on a prospective basis for fiscal years beginning after December 15, 1997. The adoption of the new SOP is not expected to have a material effect on the Company's financial statements.

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

         g. Stock Based Compensation - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SAS No. 123, "Accounting for Stock-Based Compensation," ("SAS 123") for disclosure purposes, and has adopted the proforma disclosure requirements of SAS 123.

         h. Fair Value of Financial Instruments - The Company's financial instruments under Statement of Financial Accounting Standards No. 107 ("SFAS 107") "Disclosures About Fair Value of Financial Instruments," includes cash, accounts receivable, notes receivable, and accounts payable. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments.

         i. Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 1999, the Company does not believe that any impairment has occurred.


3.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 1999 is as follows:


            Computer equipment                     $  2,603,453
            Furniture and fixtures                      196,102
                                                   ------------
                                                      2,799,555
            Less: accumulated depreciation            1,636,758
                                                   ------------
                                                   $  1,162,797
                                                   ============

4.       ISSUANCES OF STOCK AND DEBT

         (i) During June 1997, the Company issued $1,237,500 principal amount of, 8% promissory notes and shares of the Company's common stock for which it received net proceeds of $1,113,750. The principal balance and accrued interest were due and payable upon the earlier of the one year anniversary of the date of the note or seven days after the consummation of an initial public offering. During the year ended September 30, 1998, $937,500 of such notes were repaid and $300,000 plus accrued interest of $9,960 was converted into common stock.

         (ii) In September 1997, the Company sold to an officer 11,513 shares of Common Stock at a purchase price of $7.60 per share for an aggregate of $87,500. Payment of the purchase price was made by issuance of a non-recourse promissory note secured by a pledge of the shares purchased. The officer had agreed to pay such loan within six months of the effective date of the Company's initial public offering. Subsequent to September 30, 1999 the promissory note was paid in full.

         (iii) In April and May 1998, the Company received net proceeds of $1,411,500 from the sale in a private placement of 35.5 units at $45,000 per unit. Each unit consisted of 10,000 shares of the Company's common stock and a series A common stock purchase warrant to purchase 10,000 shares of common stock.

         (iv) During the year ended September 30, 1998, the Company issued $875,000 of promissory notes at 8% interest, attached with shares of the Company's common stock for which it received net proceeds of $688,131. The principal balance and accrued interest were payable upon the earlier of the one year anniversary of the date of the note or seven days after the consummation of an initial public offering. For valuation purposes, $306,250 debt discount was allocated to the common stock, less $48,448 attributed to offering costs. A total of 57,566 shares of the Company's common stock was issued. The Company repaid $625,000 and $250,000 of such notes during the years ended September 30, 1999 and 1998, respectively.

         (vi) On July 15, 1998, the Company sold 1,000,000 shares of common stock and common stock purchase warrants for the purchase up to 1,000,000 shares of common stock at $9.60 per share. Such warrants are exercisable upon issuance through June 30, 2003. The common stock and the warrants were sold as a unit for $8,000,000. The Company received $4,000,000 as of September 30, 1998 with respect to such sale. The remaining $4,000,000 was received in November 1998.

                  The Company paid its Vice President of Sales and Marketing and two other executives a commission of $520,000 in connection with this investment.

                  The warrants are redeemable by the Company at any time after December 31, 1998 at $.01 per warrant upon 30 days prior notice, provided that the following criteria are satisfied:
                  (a) with respect to redemption of up to 50% of the warrants, the average closing price of the Common Stock as listed on the Nasdaq Stock Market (or other securities exchange) is at least $14.40 for the twenty day period ending at least two days before the redemption date, or (b) with respect to redemption of up to 100% of the warrants, the average closing price of the Common Stock as listed on the Nasdaq Stock Market (or other securities exchange) is at least $19.20 for the twenty day period at least two days before the redemption date, and
                  (B) the Company is engaged in a subsequent underwritten public offering of its securities in which the managing underwriter thereof requires redemption of such warrants.

         (vii) In November 1998, the Company completed an initial public offering of its securities. A total of 1,200,000 units were sold for $8.00 per unit for a total of $9,600,000. Each unit consists of one share of the Company's common stock and warrants to purchase common stock equal to one-half share of common stock for each warrant. Warrants can be used to purchase only whole shares of common stock. The warrants are exercisable upon issuance until November 13, 2003 at $9.60 per share of common stock. Net proceeds after underwriting commissions and other related fees were approximately $8,360,000.

                  In December 1998 an additional 180,000 shares were subsequently issued pursuant to the underwriters over allotment option. Net proceeds after underwriting commissions and other related fees was approximately $1,253,000.

         (viii) In March 1999, the Company's Chief Technical Officer resigned as an employee of the Company and entered into a consulting arrangement with the Company. Pursuant to the terms of an a Employment Termination Agreement, the Company paid this officer an aggregate of $1,340,000 in exchange for, among other things: a non-compete agreement, repurchase of 155,263 shares of common stock, and the right of first refusal on future sales of common stock. The Company charged $563,685 of the consideration paid as costs in excess of the value of repurchased stock on the Statements of Operations. The balance of the payment is accounted for as the repurchase of treasury stock for $776,315, representing a market value of $5.00 per share. In addition, this officer exercised on a cashless basis, options to purchase an aggregate of 310,526 shares of common stock at an exercise price of $2.50 per share.

         (ix) In the year ended September 30, 1999 the Company issued 33,990 shares of common stock, pursuant to the exercise of stock options at an exercise price of $2.50 per share.

5.       STOCK OPTIONS AND WARRANTS

         The Company currently has two stock option plans with essentially identical terms and conditions. Under the 1995 Stock Option Plan, the Company may grant non-qualified stock options to purchase up to 3,586,513 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant non-qualified or incentive stock options to purchase up to 1,644,737 shares of common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be issued for periods up to ten years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant.

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended September 30, 1999 and 1998: (i) annual dividends of $0.00,(ii) expected volatility of 68% and 50% for the years ended September 30, 1999 and 1998, respectively, (iii) risk-free interest rate of 5.7%, and (iv) expected option lives of five and six years for the years ended September 30, 1999 and 1998, respectively. The weighted average fair value of the stock options granted for the years ended September 30, 1999 and 1998 was $5.61 and $2.79, respectively.

         See Note 4 with respect to the issuance of warrants by the Company.

         The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of the Company's common stock:

                                             Stock Options                                               Warrants
                          -----------------------------------------------------     ------------------------------------------------
                                              Exercise                                                 Exercise
                            Shares            Price (1)          Exercisable           Shares            Price         Exercisable
                          ------------      -------------      ----------------     -------------    -------------   ---------------
Outstanding at
October 1, 1997              1,066,446      $   2.50-7.60             307,610           445,362      $        7.60         445,362
                                                               ==============
      Granted                  689,804               2.50                  __           423,881               4.50              __
      Granted                  727,500               7.50                  __         1,000,000               9.60              __
      Canceled                 (24,671)              2.50                  __                __                 __              __
      Exercised                   (329)              2.50                  __                __                 __              __
                          ------------      -------------      --------------     -------------      -------------    ------------
Outstanding at
September 30, 1998           2,458,750          2.50-7.60           1,426,035         1,869,243          4.50-9.60       1,869,243
                                                               ==============
      Granted                  545,850          3.50-9.89                  __                __                 __              __
      Canceled                (171,711)              2.50                  __                __                 __              __
      Canceled                (102,000)              7.50                  __                __                 __              __
      Exercised               (189,253)              2.50                  __                __                 __              __
                          ------------      -------------      --------------     -------------      -------------    ------------
Outstanding at
September 30, 1999           2,541,636      $   2.50-9.89           1,372,417         1,869,243      $   4.50-9.60       1,869,243
                          ============      =============      ==============     =============      =============    ============

         (1) As a result of the March 5, 1998 1-for-3.04 reverse stock split, the exercise price of the options under the Company's 1995 and 1996 stock option plans was $7.60. In April 1998, the exercise price of the options was reduced to $2.50 per share. The above table reflects such repricing. The Company incurred a non-cash compensation expense of $948,355 related to such repricing.

         Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:


                                                                                 Years Ended September 30,
                                                                        -------------------------------------------
                                                                               1999                     1998
                                                                        ------------------       ------------------
         Net income (loss):................   As reported                 $  (5,112,948)              $  323,894
                                              Pro forma                   $  (7,047,379)              $ (127,077)

         Net income (loss) per share:......
              Basic                           As reported                 $       (0.51)              $     0.04
                                              Pro forma                   $       (0.70)              $    (0.02)

              Diluted                         As reported                 $       (0.51)              $     0.04
                                              Pro forma                   $       (0.70)              $    (0.01)

6.       EMPLOYMENT AGREEMENTS

         Effective June 1, 1998 the Company has entered into three year employment agreements with various officers of the Company as follows:

         - The President of the Company receives an annual base salary of $215,000 and a bonus of up to $134,000 upon the Company achieving certain performance objectives. The President also received options to purchase Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows:
                  100,000 shares on June 1, 1999, 125,000 shares on June 1, 2000 and 150,000 shares on June 1, 2001. The President, as part of the agreement, received on December 2, 1998 a five year loan in the amount of $150,000 bearing interest at 5% per year, in connection with his relocation to New Mexico. The note is secured by options to acquire 21,249 shares of common stock.

         - The Vice-President of Sales and Marketing receives an annual base salary of $150,000. This officer will receive commissions under the Company's Sales Compensation Plan. The officer also received options to purchase Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows:
                  30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001.

         - The Chief Financial Officer receives an annual base salary of $150,000 and a bonus of up to $65,000 upon the Company achieving certain performance objectives. This officer also received options to purchase Common Stock of the Company at an exercise price of $7.50 per share, which vests as follows:
                  30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001. Such officer, as part of the agreement, received on January 20, 1999 a five year loan in the amount of $75,000 bearing interest at 5% per year, in connection with his relocation to New Mexico. The note is secured by options to acquire 10,715 shares of common stock.

         Under the above agreements, if such officer is terminated by the Company other than for cause (as defined in each employment agreement), or if the officer dies or becomes permanently disabled, all stock options held by such officer shall immediately vest upon such termination and such officer shall receive severance payments in an amount equal to one year's base salary. Each of the employment agreements also contain provisions relating to severance payments equal to the salary and bonus for the remainder of the employment term plus an additional one year's base salary in the event of a change in control (as defined in the employment agreement).

         In addition to the above agreements, effective August 1, 1998 the Company entered into a three year employment agreement with an employee to serve as the Company's Director of Product Development at an annual salary of $90,000. During the year ended September 30, 1999, this employee's title changed to Managing Director of Strategic Development, with an amended annual salary of $117,000.

         - The employment agreement with the Chief Technical Officer of the Company was terminated in March 1999 (see Note 4-(viii)). As of the date of the termination agreement, the officer entered into a consulting agreement with the Company until December 31, 1999 for: (i) $3,000 per month from the date of the termination agreement until June 30, 1999 and (ii) from July 1, 1999 until December 31, 1999 at an annualized rate of $175,000, based upon days actually employed.

7.       RETIREMENT PLAN

         In October 1996, the Company established a defined contribution plan (SARSEP plan) covering substantially all employees. Under the terms of the plan, eligible employees may contribute up to fifteen percent of their compensation, subject to statutory limitations. The Company charged to operations $47,995 and $27,759, representing 3% and 2% percent of eligible employees compensation, for their contribution to the plan for the years ended September 30, 1999 and 1998 respectively.

8.       LICENSE AGREEMENT

         The Company's license agreement, for the "MuSE" technology grants the Company exclusive rights to develop and commercialize MuSE until October 2005 and thereafter provides a non-exclusive right through 2015. At the end of such ten year period of exclusivity, the Company may request the licensor to extend exclusivity through 2015,which determination shall be made in the licensor's sole discretion. The licensor has the right to terminate the license or make the license non-exclusive in the event the Company fails to pay the required royalties under the license agreement, with an annual minimum royalty of $20,000 through the year ended December 31, 2006. The Company is also obligated to pay an annual license fee of $10,000 through the year ending December 31, 1999 and a one-time payment of $20,000 prior to July 1999.

9.       NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable consists of the following as of September 30, 1999:


         a.   Employee Shareholders - Two notes each for $25,000 bearing interest at 5% per annum, with principal and interest due upon maturity at December 2, 2001. The notes are each secured by
              10,000 shares of the Company's common stock.                                 $     50,000

         b.   Shareholder:

                  -  In October 1998 and November 1998, respectively, the
                     Company issued two notes in the principal amounts of
                     $250,000 and a $750,000. The maker of the note is the
                     entity that purchased 1,000,000 shares of the Company's
                     common stock in July 1998. The notes, which are payable
                     upon demand, are interest free for the first sixty days
                     from issuance and after such period bear interest at 12%
                     per year. As of September 30, 1999, demand for payment has
                     not been made by the Company.                                            1,000,000

                 -   In 1997 Viga reduced by $55,000 the purchase price that the
                     Company had paid to acquire the assets and rights to the
                     license agreement for the MuSE Technology. Viga issued a
                     note for the $55,000, bearing interest at 6.50% due in
                     November 2001. Subsequent to September 30, 1999, this note plus accrued interest has been satisfied. Approximately
                     $2,600 of accrued interest due the Company was forgiven,
                     upon repayment.                                                             55,000

         c.   Officers: - In conjunction with employment agreements (see
              Note 6), the Company's President and Chief Financial Officer were issued notes in the principal amounts of $150,000 and $75,000, respectively, bearing interest at 5% per year. The note principal and accrued interest are due upon maturity on December 2, 2003.
              The notes are secured by options to acquire 21,249 and 10,715
              shares, respectively, of the Company's common stock.                              225,000
                                                                                           ------------

                                                                                           $  1,330,000
                                                                                           ============

10.      INCOME TAXES

         A reconciliation between the federal statutory tax rate and the effective income tax rate for the years ended September 30, 1999 and 1998 are as follows:


                                                       1999           1998
                                                      -----           ----
         Statutory Federal income tax rate            (34%)            34%
         Benefit of operating loss carry forwards       -             (34%)
         Losses for which no benefit is provided       34%              -
                                                      ----            ----
         Effective income tax rate                      0%              0%
                                                      ====            ====

         As of September 30, 1999 the Company had net operating loss carry forwards of approximately $ 6,700,000 for federal tax purposes, $1,800,000 expiring in 2012 and $4,900,000 expiring in 2019. The resulting tax deferred tax asset of approximately $2,400,000 has been offset by a corresponding valuation allowance.

11.      LEASES

         The Company leases its laboratory and office facilities under non-cancelable lease arrangements. Rent expense for 1999 and 1998 was $114,579 and $104,712 respectively.

         In June 1999, the Company entered into a sublease agreement with a stockholder to lease office space in Houston, Texas at a monthly rental of $3,000, expiring in June 2000.

         Future minimum lease payments under noncancellable operating leases include: a lease for the facility of Muse Federal Systems whose operations have not commenced as of September 30, 1999 and the existing and expanded lease on the Albuquerque facility. Expansion at Albuquerque occurred subsequent to September 30, 1999.


                  2000                     $   221,096
                  2001                          70,316
                                           -----------
                                           $   291,412
                                           ===========

12.      GOVERNMENT CONTRACTS

         The Company derives a portion of its revenue from contracts with the Federal government. Recognition of revenue is generally conditioned upon compliance with terms and conditions of the contracts and applicable Federal regulations. Substantially all contracts are subject to audit by agencies of the Federal government or their designees. Disallowances by Federal officials as a result of these audits may become liabilities of the Company. The Company has not recorded any liability for disallowances which may be determined in the future.

13.      CONCENTRATION OF CREDIT RISK

         During the year ended September 30, 1999 the Company maintained cash at financial institutions in excess of the Federal Depository Insurance Corp. ("FDIC") limit of $100,000. At September 30, 1999 cash deposits exceed the FDIC limit by approximately $11,964,000.

14.      MARKETING AGREEMENTS

         - In June 1998, the Company entered into an agreement with an entity which grants them the rights to market, sell and distribute the Company's products. This entity is the same that purchased 1,000,000 shares of the Company's common stock in July 1998.

                  Under the terms of the agreement, the Company received a $5,000,000 non-refundable fee granting the entity exclusive worldwide selling rights of the Company's products in the oil and gas industry for three years.

                  The agreement is for an initial term of three years with a provision for three successive three year renewal periods. The agreement provides for the Company to receive a minimum of $12,000,000 from the entity for the sale of MuSE software over the initial term of the agreement. As of September 30, 1999, the Company is in the process of modifying the terms of the agreement, due to the entity not having attained its sales commitment under the agreement.

         - In December 1998, the Company entered into a non-exclusive agreement with an entity which grants them the rights to market, sell and distribute the Company's products, in exchange for minimum annual sales commitments aggregating $4,000,000 through 2001.

         - In February 1999, the Company entered into two non-exclusive agreements with two entities, that primarily service the Federal government, that grants them the rights to market, sell and distribute the Company's products, in exchange for minimum annual sales commitments for each agreement aggregating $3,000,000 through the three year term of the agreements.

         - In June 1999, the Company entered into an agreement with an entity to provide software, system design, consulting and technical services on a project by project basis. The agreement is for three years, and provided exclusivity for consulting or application deigns, within the entity's industry of specialization, provided that minimum annual project commitments are satisfied.

15.      SUBSEQUENT EVENTS

         On November 16, 1999 the Company completed the acquisition of Virtual Presence Limited ("VPL"), a private company incorporated in the United Kingdom. VPL is a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. The Company acquired VPL for a total of $600,000 in cash payable over a nine month period and 430,839 shares of the Company's common stock valued at approximately $1,300,000, subject to certain restrictions. Of such shares, 205,522 are subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share.

                                Exhibit Index


        Exhibit No.   Document Description


               1.1    Revised Form of Underwriting Agreement.(1)

               1.2    Revised Form of Underwriter's Unit Purchase Option.(1)

               3.1 Certificate of Incorporation of the Registrant, as amended.(1)

               3.2    By-Laws of the Registrant.(1)

               3.3    Amendment No. 1 to By-Laws of Registrant.(1)

               4.1    Specimen Stock Certificate.(1)

               4.2 Revised Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, including the revised form of Class A Redeemable Common Stock Purchase Warrant and the form of Class B Redeemable Common Stock Purchase Warrant.(1)

               10.1 License Agreement dated October 9, 1995 between the Company and Sandia, as amended.(1)/**

               10.2 Office Lease dated September 6, 1995 between the Company and Airpark Associates, as amended.(1)

               10.3   1995 Stock Option Plan.(1)

               10.4   1996 Stock Option Plan.(1)

               10.4(a) Amendment No. 1 to 1996 Stock Option Plan.(1)

               10.6 Employment Agreement, dated as of August 1, 1998, between Craig Peterson and the Registrant.(1)

               10.7 Employment Agreement, dated as of June 1, 1998, between Curtiz J. Gangi and the Registrant.(1)

               10.8 Employment Agreement, dated as of June 1, 1998, between Brian Clark and the Registrant.(1)

               10.9 Employment Agreement, dated as of June 1, 1998, between Douglas Harless and the Registrant.(1)

               10.10 Super Value-Added Reseller (S-VAR) Agreement, dated June 19, 1998 between Continuum Resources International ASA and the Registrant.(1)/**

               10.11 Share Purchase Agreement, dated as of November 15, 1999, between John Edmund Hough and the Registrant.(2)

               10.12 Share Purchase Agreement, dated as of November 15, 1999, between GLE Development Capital Limited and the Registrant.(2)

               10.13 Assignment Agreement, dated as of November 16, 1999, among the Registrant, VR Solutions Limited and Intelligent Solutions Limited.(2)

               10.14 Sixth Amendment to Lease, dated November 18, 1999, by and between Merit Albuquerque Limited Partnership, successor in interest to Airpark Associates, and the Company.

               10.15 Agreement of Sublease, dated June 15, 1999, by and between Continuum Resources International, Inc. and the Company.

               21     List of Subsidiaries

               27.1   Financial Data Schedule


------------------------
        (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-62495).
        (2)    Incorporated by reference from the Registrant's Current Report on
               Form 8-K filed with the Commission on November 24, 1999.
        **     Portions of this document have been deleted pursuant to a request for confidential treatment.