Form 10QSB
period 1999-12-31
MUSE TECHNOLOGIES INC
filed 2000-02-04
CIK 1006368

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


                      For Quarter Ended: December 31, 1999

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

                  Yes   X                   No
                      -----                   -----


         As of December 31, 1999 there were issued and outstanding 10,763,987 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 1,113,881 shares of Common Stock.

                  Transitional Small Business Disclosure Format

                  Yes                       No   X
                      -----                   -----

                             MUSE TECHNOLOGIES, INC.

                                      INDEX



                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated balance sheet as of December 31, 1999                 3

         Consolidated statements of operations for the three months
                  ended December 31, 1999 and 1998                          4

         Consolidated statements of cash flows for the three months
                  ended December 31, 1999 and 1998                          5

         Notes to financial statements                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


PART II.  OTHER INFORMATION                                                 10
          -----------------


INDEX TO EXHIBITS                                                           13


SIGNATURES                                                                  14

                             MUSE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
         Cash                                                                          $        8,731,506
         Accounts receivable                                                                    2,316,159
         Inventory                                                                                 37,595
         Prepaids                                                                                 306,460
                                                                                       ------------------
                  TOTAL CURRENT ASSETS                                                         11,391,720
PROPERTY AND EQUIPMENT - NET                                                                    1,779,314
NOTES RECEIVABLE                                                                                1,419,096
OTHER ASSETS
         Goodwill-Net                                                                           2,129,154
         Capitalized Development Costs-Net                                                      1,210,492
         Other Assets                                                                             156,875
         Total Other Assets                                                                     3,496,521
                                                                                       ------------------
                  TOTAL ASSETS                                                         $       18,086,651
                                                                                       ==================
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                              $          859,363
         Accrued liabilities                                                                      573,339
         Note Payable                                                                             319,855
         Current portion lease payable                                                             16,478
                                                                                       ------------------
                  TOTAL CURRENT LIABILITIES                                                     1,769,035
                                                                                       ------------------
LONG TERM LIABILITIES
         Lease payable less current portion                                                       152,857
                                                                                       ------------------
                  TOTAL LIABILITIES                                                             1,921,892
                                                                                       ==================
STOCKHOLDERS' EQUITY:
         Common stock, $.015 par value, authorized 50,000,000 shares; issued and                  161,460
         outstanding 10,763,987 shares
         Additional paid-in capital                                                            24,947,527
         Accumulated deficit                                                                  (8,167,913)
         Less treasury stock at cost (155,263 shares)                                           (776,315)
                                                                                       ------------------
                  TOTAL STOCKHOLDERS' EQUITY                                                   16,164,759
                                                                                       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $       18,086,651
                                                                                       ==================



                 See notes to consolidated financial statements

                             MUSE TECHNOLOGIES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                December 31,

                                                                         1999                    1998
                                                               ------------------------- ---------------------
REVENUE                                                        $               1,741,393 $             277,130
COST OF GOODS SOLD                                                               390,400                     0
                                                               ------------------------- ---------------------
GROSS PROFIT                                                                   1,350,993               277,130
                                                               ------------------------- ---------------------
EXPENSES:
         Selling, general and administrative expenses                            858,583               865,048
         Research and development                                                258,194               320,920
         Amortization                                                             71,331                     0
         Depreciation                                                            160,746               119,500
                                                               ------------------------- ---------------------
TOTAL OPERATING EXPENSES                                                       1,348,854             1,305,468
                                                               ------------------------- ---------------------
NET OPERATING INCOME (LOSS)                                                        2,139           (1,028,338)
                                                               ------------------------- ---------------------
OTHER INCOME (EXPENSE)
         Loss on Foreign Currency Transactions                                  (24,886)                     0
         Interest expense                                                       (15,889)              (11,751)
         Interest income                                                         253,694               121,752
                                                               ------------------------- ---------------------
TOTAL OTHER INCOME                                                               212,919               110,001
                                                               ------------------------- ---------------------
NET INCOME (LOSS)                                              $                 215,058 $           (918,337)
                                                               ========================= =====================
NET LOSS PER SHARE:
Basic and assuming dilution                                    $                    0.02 $              (0.10)
                                                               ========================= =====================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:                                                           10,550,935             9,395,197
                                                               ========================= =====================


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months             Three Months
                                                                               Ended                     Ended
                                                                         December 31, 1999         December 31, 1998
                                                                      ------------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income(Loss)                                             $                215,058  $             (918,337)
         Adjustments to reconcile net income(loss) to net cash
         provided by (used in) operating activities:
                  Depreciation                                                         160,746                  119,500
                  Amortization                                                          71,331                       --
Changes in assets and liabilities:
         (Increase)/Decrease in accounts receivable                                (1,277,524)                3,168,447
         Decrease in inventory                                                          12,750                       --
         Increase in prepaid assets                                                  (113,167)                 (10,151)
         Increase in other assets                                                    (926,782)                       --
         Decrease in accounts payable                                                 (55,087)                (129,432)
         Decrease in accrued liabilities                                             (689,297)                (471,827)
                                                                      ------------------------  -----------------------
         NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                                                (2,601,972)                1,758,200
                                                                      ------------------------  -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                           (64,200)                 (69,832)
         Acquisition of subsidiary                                                   (300,000)                       --
                                                                      ------------------------  -----------------------
         CASH USED IN INVESTING ACTIVITIES                                           (364,200)                 (69,832)
                                                                      ------------------------  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of stock                                                          --                9,485,266
   Decrease in notes receivable                                                         11,781                       --
   Collection of stock subscription receivable                                          87,500                4,000,000
   Loans to officers and stockholders                                                       --              (1,150,000)
   Principal payments on capital leases                                               (11,605)                 (12,214)
   Repayments of notes payable - affiliates                                                 --                (625,000)
   Repayments of notes payable - others                                              (222,883)                       --
                                                                      ------------------------  -----------------------
   NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                                        (135,207)               11,698,052
                                                                      ------------------------  -----------------------
NET INCREASE (DECREASE) IN CASH                                                    (3,101,379)               13,386,420
CASH - BEGINNING OF PERIOD                                                          11,832,885                3,539,403
                                                                      ------------------------  -----------------------
CASH - END OF PERIOD                                                  $              8,731,506  $            16,925,823
                                                                      ========================  =======================



                 See notes to consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.       THE COMPANY

         MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995 to develop and market software products designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems. The multisensory capabilities of the software ("MUSE"), enables the user to present information in real time using visual, auditory, tactical and other analytical tools. MUSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (the "License Agreement"). The Company has also developed a proprietary software product, "Continuum", designed for multiuser, real-time collaboration within the MUSE environment. As described in Note 4 below, on November 16, 1999, the Company purchased all of the outstanding stock of Virtual Presence, Ltd., a UK company.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 including the results of Virtual Presence since the date of its acquisition by the Company and are not necessarily indicative of the results that may be expected for the full fiscal year ended September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

3.       NOTES RECEIVABLE

         In December 1998 and January 1999, the Company loaned an aggregate of $225,000 to two executive officers pursuant to their employment contracts in connection with their relocation to New Mexico. Notes receivable also includes two demand notes in the aggregate principal amount of $1,000,000 due from Continuum Resources International, ASA plus accrued interest thereon.

4.       ACQUISITION

         On November 16, 1999, the Company completed its acquisition of Virtual Presence, Ltd. a United Kingdom company, and all its subsidiaries for cash, notes and issuance of stock.

         The following table gives an aggregate summary of the acquisition in financial terms:


     Purchase Price (including value of stock)         $          1,946,372

     Acquisition Costs                                              102,588

     Fair Value of Assets Acquired                              (1,384,443)

     Fair Value of Liabilities Assumed                            1,488,560
                                                       --------------------
     Goodwill                                          $          2,153,077
                                                       ====================

The detailed components consist of the following:

     Purchase Price

         Cash                                          $            300,000

         Notes                                                      300,000

         Common Stock (430,839 shares)                            1,346,372
                                                       --------------------
                                                       $          1,946,372
                                                       ====================
     Fair Value of Assets Acquired

         Accounts Receivable                           $            139,193

         Inventory                                                   50,345

         Property, Plant and Equipment                              713,063

         Intangible Assets                                          339,048

         Other                                                      142,794
                                                       --------------------
                                                       $          1,384,443
                                                       ====================
     Liabilities Assumed

         Accounts Payable                              $            891,285

         Accrued Liabilities                                        239,225

         Assumed Notes                                              358,050
                                                       --------------------
                                                       $          1,488,560
                                                       ====================

         The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and Virtual Presence as though the acquisitions had been consummated at October 1, 1998. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and debt incurred and resulting interest expense.


                                                             Three Months Ended

                                                 December 31, 1999          December 31, 1998

Total Revenue                               $                 1,985,932  $               854,200

Net (Loss)                                                    (175,760)              (1,013,098)

Net (Loss) per share                                              (.02)                    (.10)

Weighted Average Number of Shares                            10,763,987                9,826,036

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results and Market Price of Stock" commencing on page 15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 for a discussion of these risks and uncertainties.

Operational Overview

         The Company receives revenues from sales and licensing of its products and providing consulting and maintenance services related thereto and from its Strategic Reselling Partner ("SRP") program.

         The Company's primary strategy is to enter into SRP arrangements in multiple markets. As the result of significant lead time necessary to market and consummate such distribution and reseller agreements, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be expected in subsequent quarters. The SRP program as such is requiring a greater than anticipated sales cycle and therefore, sales attributable to SRP participants for the period ending December 31, 1999 are not significant.

         The Company attributes the majority of the increases in revenues for the quarter ended December 31, 1999 to the acquisition of Virtual Presence, Ltd. ("Virtual Presence"). On November 16, 1999, the Company completed the acquisition of Virtual Presence, a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. The Company acquired Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 are subject to adjustment in the event that the price of the Company's common stock over the twenty days prior to November 15, 2000 is less than $4.41 per share. In connection with the acquisition of Virtual Presence, the Company expects to enhance its capabilities in providing interactive visualization solutions and to broaden its market penetration abroad. The Company expects greater efficiencies and economics of scale as Virtual Presence becomes fully integrated into the Company's business model. Additionally, the Company expects Virtual Presence to add significantly to the Company's overall revenues.

         In July 1999, the Company formed MUSE Federal Systems Group, Inc., a wholly owned subsidiary that will provide software and consulting services exclusively to federal agencies and government contractors. MUSE Federal will support existing government accounts of the Company, which include NASA Langley, Kennedy Space Center, Jet Propulsion Laboratory, NASA Ames Research Center, Stennis Space Flight Center and various projects for the U.S. Navy. Through direct sales efforts and a growing network of Strategic Reselling Partners (which includes Federal Data Corporation, Intergraph and Analytic Mechanics Associates), the new company plans to broaden its federal customer base and develop special capabilities and services that are designed to meet the unique requirements of the governmental agencies. The Company believes that MUSE Federal will obtain all requisite government approvals to operate as a government contractor in the first quarter of calendar 2000.

Results of Operations

         Revenues for the three month period ended December 31, 1999 were $1,741,393 as compared to revenues of $277,130, for the three months ended December 31, 1998. The increase in revenues of $1,464,263 or 528% was due to the acquisition of Virtual Presence, which accounted for the majority of revenues for the quarter, and increases in product and contract sales during the period. Revenues for the period ended December 31, 1998, have been reclassified to segregate product and contract revenue from interest income of $121,752 which had been previously included in revenue for that period.

         Cost of goods sold of $390,400 for the three months ended December 31, 1999, reflects the cost for hardware and related products sold by Virtual Presence. Cost of goods sold for the corresponding quarter in 1998 were immaterial.

         Total operating expenses for the three month period ended December 31, 1999 were $1,348,854 as compared to total operating expenses of $1,305,468 for the three months period ended December 31, 1998. The increase of $43,386 or 3% is reflective of the additional costs associated with the consolidation of expenses of Virtual Presence offset by software development costs related to products that have attained technological feasibility and therefore are required to be capitalized. During the three month period ending December 31, 1998, software development costs had been expensed. The net capitalized value of software production costs for the period ending December 31, 1999 was $871,444. The increased costs, both capitalized and expensed, represent the continued effort to develop a technical staff to meet the growing demands of customers as well as the additional costs related to the Virtual Presence staff. Selling, general and administrative expenses decreased $6,465 or 1% compared to the same period in 1998 due to the fact that there were non-recurring expenses of approximately $185,000 incurred in the period ending December 31, 1998 associated with the CRI Agreement and increased costs associated with the Company's IPO.

         Other income for the three month period ended December 31, 1999 was $212,919 compared to $110,001 for the three months ended December 31, 1998. The increase in income of $102,918 for the quarter over last year was due to greater interest income offset somewhat by a charge of $24,886 due to fluctuations in foreign currency transactions attributable to Virtual Presence's operations.

         Accordingly, the net income for the three month period ended December 31, 1999 of $215,508, as compared to the net loss of ($918,337) for the three month period ended December 31, 1998, reflected the significant impact of the Virtual Presence acquisition not only with respect to revenues generated but also increased operating costs of the combined operations and significant increases in product and services revenues from the Company' core products.

Liquidity and Capital Resources

         The Company's capital needs have been funded through a series of debt and equity financings and revenues received through the SRP program as well as direct sales generated revenues.

         In July 1998, the Company sold 1,000,000 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock (the "CRI Warrants") to Continuum Resources International, ASA ("CRI") for an aggregate purchase price of $8,000,000.

         In October 1998, in order to assist CRI with its short term cash requirements in connection with CRI's commencement of marketing efforts with respect to the Company's products, the Company approved certain loans to CRI in the principal amount of $1,000,000 payable on demand with interest at 12% per annum. The loans plus accrued interest remain outstanding at the end of the quarter.

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

         On November 16, 1999, the Company completed the acquisition of Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 are subject to adjustment in the event that the price of the Company's common stock over the twenty days prior to November 15, 2000 is less than $4.41 per share.

         In December 1999, the Company entered into a one-year agreement with Josephthal & Co., Inc. ("Josephthal") whereby Josephthal will provide financial advisory services to the Company. In connection with this agreement, the Company paid $75,000 to Josephthal and granted Josephthal three-year warrants to purchase 75,000 shares of Common Stock at $3.90 (representing 120% of the market price of the Common Stock on the date of grant). The Company is also required to pay Josephthal $10,000 per month commencing on June 1, 2000 and certain out-of-pocket expenses. This agreement is terminable upon 10 days written notice by either party.

         The Company estimated that it will expend approximately $750,000 for the purchase of computer hardware and software during fiscal 2000 primarily in connection with the establishment of MUSE Federal and upgrade and expansion of capabilities at Virtual Presence.

         For the three months ended December 31, 1999, there was a net reduction in cash of $3,101,379 as compared to a net increase in cash of $11,698,052 for the three month period ended December 31, 1998. The decrease in cash balances are attributable to the investment in Virtual Presence of $300,000, increase in accounts receivable of $1,277,524, repayment of notes and creditors of $566,607 and an increase in other assets of $926,782. For the three month period ended December 31, 1998, the increase in cash was attributable to the receipt of proceeds from the Company's IPO, collection of stock subscription receivable and collection of accounts receivable associated with the CRI Agreement.

         The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. Based upon its current plans, the Company believes that the net proceeds of its IPO, together with the sale of securities to CRI and funds generated from operations, including its Virtual Presence subsidiary and payments and royalties under the Company's various SRP agreements, will be sufficient to satisfy the Company's operations for at least the next 12 months. The foregoing sentence is considered a forward-looking statement for purposes of the Private Securities Litigation Reform Act of 1995 and is subject to the risks and factors set forth under "Factors Affecting Operating Results and Market Price of Securities" commencing on page 14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 on file with the Securities and Exchange Commission. However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurances that additional financing will be available or that terms of any financing will be acceptable to the Company.

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

Year 2000 Compliance

         As of the date of this filing, the Company has experienced no adverse effects from the "year 2000 problem" with respect to any of its computer hardware or software systems or any of its products and has not expended material funds in connection therewith.


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





--------------------------

         1 Includes 1,200,000 units (the "Units") (consisting of 1,200,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common Stock), the underwriter's over-allotment option (which was exercised) for 180,000 Units, and an option to purchase 120,000 Units at $13.20 per Unit that was issued to the underwriter. The amount registered includes 750,000 shares of Common Stock underlying Warrants contained in the Units (including the over-allotment option). Does not include 423,881 shares of Common Stock and Warrants to purchase 423,881 shares of Common Stock registered on behalf of certain selling stockholders.

         2 Does not include exercise price of Warrants outstanding, none of which have been exercised to date.

                     For the period ending December 31, 1999


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

7.   Costs of offering:
       (01) Underwriting discounts and
       commissions                                     [ ]                             [ ]           $      1,104,000
       (02) Finder's fees                              [ ]                             [ ]                          0
       (03) Expenses paid to or for underwriters       [ ]                             [ ]           $        331,200
       (04) Other expenses                             [ ]                             [ ]           $        603,000
       (05) Total expenses                             [ ]                             [ ]           $      2,038,200

8.   Net offering proceeds after expenses in item 7:                                   [ ]              $   9,001,800

9.   Use of net offering proceeds:
       (01) Construction of plants, building and
       facilities                                      [ ]                             [ ]                          0
       (02) Purchase of machinery and equipment        [ ]                             [ ]           $      1,208,872
       (03) Purchase of real estate                    [ ]                             [ ]                          0
       (04) Acquisition of other business(es)          [ ]                             [ ]                    702,588
       (05) Repayment of indebtedness                  [ ]                             [ ]           $        492,883
       (06) Working capital                            [ ]                             [ ]           $        860,224
       (07) Government securities-greater than 90
       days                                            [ ]                             [ ]                          0
       (08) Cash and investments-less than 90
       days                                            [ ]                             [ ]           $      1,346,372
       (09) Research & development                     [ ]                             [ ]           $      3,487,861
       (10) Relocation Loans to Officers               [ ]         $          225,000  [ ]

       (11) Marketing Activities                       [ ]                             [ ]          $        678,000

10.  Do the use(s) of proceeds in Item 9 represent     Yes        [ ]                   No          [X]
a material change in the use(s) of proceeds
described in the prospectus?



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

Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibit Index:

              27.1  Financial Data Schedule

       (b) The following Current Reports on Form 8-K have been filed during the period:

              (i) Current Report on Form 8-K filed on November 24, 1999 reporting the acquisition of Virtual Presence and the terms and conditions relating thereto.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2000


                                             MUSE TECHNOLOGIES, INC.


                                             By:  s/ Curtiz J. Gangi
                                                  ------------------------------
                                                  Curtiz J. Gangi, President and
                                                  Chairman



                                             By:   s/ Brian Clark
                                                  ------------------------------
                                                  Brian Clark, Chief Financial
                                                  Officer (Principal Financial
                                                  and Accounting Officer)