Form 10QSB
period 2000-03-31
MUSE TECHNOLOGIES INC
filed 2000-05-15
CIK 1006368

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


                        For Quarter Ended: March 31, 2000

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


         As of March 31, 2000 there were issued and outstanding 10,808,882 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 1,113,881 shares of Common Stock.

                  Transitional Small Business Disclosure Format

                  Yes                       No    X
                      -----                   -----

                             MUSE TECHNOLOGIES, INC.

                                      INDEX
                                      -----

                                                                                PAGE NUMBER
                                                                                -----------

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated balance sheet as of March 31, 2000                                3

         Consolidated statements of operations for the three and six months
                  ended March 31, 2000 and 1999                                         4

         Consolidated statements of cash flows for the six months
                  ended March 31, 2000 and 1999                                         5

         Notes to financial statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            9


PART II.  OTHER INFORMATION                                                             12


INDEX TO EXHIBITS                                                                       15


SIGNATURES                                                                              16


                             MUSE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                                                 ASSETS
CURRENT ASSETS:

         Cash                                                                          $        6,301,368
         Accounts receivable                                                                    3,327,172
         Inventory                                                                                 89,507
         Prepaids                                                                                 412,127
                                                                                       ------------------
                  TOTAL CURRENT ASSETS                                                         10,130,174
PROPERTY AND EQUIPMENT - NET                                                                    1,896,015
NOTES RECEIVABLE                                                                                1,293,708
OTHER ASSETS

         Goodwill-net                                                                           3,090,417
         Capitalized development costs-net                                                      2,273,435
         Other assets                                                                             410,198
                                                                                       ------------------
         Total Other Assets                                                                     5,774,050
                                                                                       ------------------
                  TOTAL ASSETS                                                         $       19,093,947
                                                                                       ==================
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                              $        1,073,009
         Accrued liabilities                                                                    1,425,350
         Note payable                                                                              17,365
         Current portion lease payable                                                             40,325
                                                                                       ------------------
                  TOTAL CURRENT LIABILITIES                                                     2,556,049

LONG TERM LIABILITIES
         Lease payable less current portion                                                       119,160
                                                                                       ------------------
                  TOTAL LIABILITIES                                                             2,675,209
                                                                                       ------------------
STOCKHOLDERS' EQUITY:
         Common stock, $.015 par value, authorized 50,000,000 shares; issued and                  162,133
         outstanding 10,808,882 shares
         Additional paid-in capital                                                            25,176,941
         Stock subscription receivable                                                                  0
         Accumulated deficit                                                                  (8,144,021)
         Less treasury stock at cost (155,263 shares)                                           (776,315)
                                                                                       ------------------
                  TOTAL STOCKHOLDERS' EQUITY                                                   16,418,738
                                                                                       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $       19,093,947
                                                                                       ==================


                 See notes to consolidated financial statements

                             MUSE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                March 31,                          March 31,
                                                     -------------------------------       -------------------------------
                                                         2000              1999                2000               1999
                                                     ------------       ------------       ------------       ------------
REVENUES                                             $  3,308,976       $    495,136       $  5,050,369       $    771,340
                                                     ------------       ------------       ------------       ------------
EXPENSES:

         Cost of products sold                          1,491,009                  -          1,881,409                  -
         Selling, general and
              administrative expenses                   1,808,775          1,020,054          2,680,085          1,863,609
         Research and development                         101,120            390,697            359,314            744,290
         Amortization                                      89,614                  0            148,218                  0
         Depreciation                                     208,541            139,366            369,287            259,436
                                                     ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                3,699,059          1,550,117          5,438,313          2,867,335
                                                     ------------       ------------       ------------       ------------
NET OPERATING (LOSS)                                 $   (390,083)      $ (1,054,981)      $   (387,944)      $ (2,095,995)
                                                     ============       ============       ============       ============
OTHER INCOME (EXPENSE)

         Loss on foreign currency
              transactions                                 13,213                  -            (11,673)                 -

         Cost in excess of value of repurchased
              stock                                             -           (563,605)                 -           (563,605)
         Interest expense                                  (5,705)                 -            (21,594)                 -
         Interest income                                  405,812            219,858            659,506            342,535
                                                     ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                              413,320           (343,747)           626,239           (221,070)
                                                     ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                    $     23,237       $ (1,398,728)      $    238,295       $ (2,317,065)
                                                     ============       ============       ============       ============
NET INCOME (LOSS) PER SHARE

Basic and assuming dilution                          $       0.00       $      (0.14)      $       0.02       $      (0.24)
                                                     ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:                             10,770,401         10,143,893         10,662,102          9,765,431
                                                     ============       ============       ============       ============


                                  See notes to consolidated financial statements

                             MUSE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  March 31
                                                                                   ---------------------------------------
                                                                                         2000                   1999
                                                                                   -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                            $     238,295          $ (2,317,065)
         Adjustment to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
                  Depreciation                                                              369,287               259,436
                  Amortization                                                              160,945                25,521
Changes in assets and liabilities:
         (Increase)/Decrease in accounts receivable                                      (2,247,901)            3,909,061
          Increase in inventory                                                             (39,162)                   --
          Increase in prepaid assets                                                       (177,089)              (14,410)
          Increase in other assets                                                       (2,298,513)              (96,365)
          Increase/(Decrease) in accounts payable                                            81,827               (30,197)
          Decrease in accrued liabilities                                                  (213,125)             (719,241)
          Due to stockholder                                                                     --               563,605
                                                                                   -----------------      ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $     (4,125,436)      $     1,580,345
                                                                                   -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                                (327,391)             (972,773)
         Acquisition of subsidiaries                                                     (1,070,348)                   --
                                                                                   -----------------      ----------------
         CASH USED IN INVESTING ACTIVITIES                                               (1,397,739)             (972,773)
                                                                                   -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from sale of stock                                                         --             9,885,605
         Decrease/(Increase) in notes receivable                                            137,169               (75,000)
         Collection of stock subscription receivable                                         87,500             4,000,000
         Loans to officers and stockholders                                                      --            (1,150,000)
         Acquisition of treasury stock                                                           --              (500,000)
         Principal payments on capital leases                                               (21,455)               (8,430)
         Repayments of notes payable-affiliates                                                  --              (625,000)
         Repayments of notes payable-others                                                (225,373)                   --
                                                                                   -----------------      ----------------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (22,159)           11,527,175
                                                                                   -----------------      ----------------

NET INCREASE (DECREASE) IN CASH                                                          (5,545,334)           12,134,747
CASH - BEGINNING OF PERIOD                                                               11,846,702             3,539,403
                                                                                   -----------------      ----------------
CASH - END OF PERIOD                                                                   $  6,301,368         $  15,674,150
                                                                                   =================      ================

                                  See notes to consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.       THE COMPANY

         MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995 to develop and market software products designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems. The multisensory capabilities of the software ("MUSE"), enables the user to present information in real time using visual, auditory, tactical and other analytical tools. MUSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (the "License Agreement"). The Company has also developed a proprietary software product, "Continuum", designed for multiuser, real-time collaboration within the MUSE environment. As described in Note 4 below, on November 16, 1999, the Company purchased all of the outstanding stock of Virtual Presence, Ltd., a U.K. company, and on March 17, 2000, the Company purchased all of the outstanding stock of Simulation Solutions, Ltd., also a U.K. company. On March 28, 2000, the Company completed an asset purchase of the VRsource.com, an e-commerce website.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2000 include the results of Virtual Presence, Simulation Solutions and the VRsource.com since the date of their respective acquisitions by the Company and are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

3.       NOTES RECEIVABLE

         In December 1998 and January 1999, the Company loaned an aggregate of $225,000 to two executive officers pursuant to their employment contracts in connection with their relocation to New Mexico. Notes receivable also includes two demand notes in the aggregate principal amount of $1,000,000 due from Continuum Resources International, ASA, plus accrued interest thereon.

4.       ACQUISITIONS

         On November 16, 1999, the Company completed its acquisition of Virtual Presence, Ltd., a U.K. company, and all its subsidiaries for cash, notes and issuance of stock.

         The following table gives an aggregate summary of the acquisition in financial terms:

     Purchase Price (including value of stock)         $          1,946,372
     Acquisition Costs                                              118,588
     Fair Value of Assets Acquired                              (1,384,443)
     Fair Value of Liabilities Assumed                            1,488,560
                                                       --------------------
     Goodwill                                          $          2,169,077
                                                       ====================

The detailed components consist of the following:

     Purchase Price

         Cash                                          $            300,000
         Notes                                                      300,000
         Common Stock (430,839 shares)                            1,346,372
                                                       --------------------
                                                       $          1,946,372
                                                       ====================
     Fair Value of Assets Acquired

         Accounts Receivable                           $            139,193
         Inventory                                                   50,345
         Property, Plant and Equipment                              713,063
         Intangible Assets                                          339,048
         Other                                                      142,794
                                                       --------------------
                                                       $          1,384,443
                                                       ====================
     Liabilities Assumed

         Accounts Payable                              $            891,285
         Accrued Liabilities                                        239,225
         Assumed Notes                                              358,050
                                                       --------------------
                                                       $          1,488,560
                                                       ====================

         On March 17, 2000, the Company acquired all of the stock of Simulation Solutions, Ltd. ("Simulation Solutions"), an advanced software and consulting firm specializing in manufacturing simulation for plant and equipment. The Company acquired Simulation Solutions for a total of $117,333 in cash and 44,895 shares of the Company's common stock. Simulation Solutions will be incorporated into the Company's existing European operations.

         On March 28, 2000, the Company purchased certain assets from The VRSource, Inc., a Colorado corporation, for $400,000 in cash. The assets include a website, the VRsource.com, a prominent e-commerce site for advanced visualization and virtual reality hardware.

         The following table summarizes pro forma consolidated results of operations (unaudited) of the Company, and the above acquisitions as though the acquisitions had been consummated at October 1, 1998. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and debt incurred and resulting interest expense.


                                                            Six Months Ended
                                                  -----------------------------------
                                                  March 31, 2000       March 31, 1999
                                                  --------------       --------------
Total Revenue                                 $       6,031,908         $   1,515,920
Net (Loss)                                              (77,523)           (2,303,350)
Net (Loss) per share                                       (.01)                 (.22)
Weighted Average Number of Shares                    10,808,882            10,619,627


5.       SUBSEQUENT EVENTS

         On May 4, 2000, the Company's CEO and Chairman, resigned from both positions. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of the Company's common stock in connection with his resignation, the Company expects to incur a charge to earnings in the third fiscal quarter of approximately $990,000. As part of the resignation arrangement, the Company will make certain of these payments in varying amounts over a two-year period.

         On May 5, 2000, the Company announced that it had entered into a letter of intent to acquire Advanced Visual Systems Inc. ("AVS"), a company in the business of data visualization, through a stock-for-stock exchange. Pursuant to the letter of intent, the Company will issue a maximum of 2.1 million shares of common stock in exchange for all the common and preferred shares of AVS, a maximum of 1.3 million employee stock options and the assumption of approximately $2 million in debt. It is anticipated that the acquisition will be completed during the Company's fourth fiscal quarter. The acquisition is subject to a number of conditions and there can be no assurance that it will be successfully consummated.

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

         The Company's primary strategy is to enter into SRP arrangements in multiple markets. As a result of significant lead time necessary to market and consummate such distribution and reseller agreements, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be expected in subsequent quarters. The SRP program as such is requiring a greater than anticipated sales cycle and therefore, sales attributable to SRP participants for the period ending March 31, 2000 are not significant.

         The Company attributes the majority of the increases in revenues for the quarter and six months ended March 31, 2000 to the full integration into the Company of the business of Virtual Presence, Ltd., a UK company ("Virtual Presence"). On November 16, 1999, the Company completed the acquisition of Virtual Presence, a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. The Company acquired Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 are subject to adjustment in the event that the price of the Company's common stock over the twenty days prior to November 15, 2000 is less than $4.41 per share. In connection with the acquisition of Virtual Presence, the Company expects to enhance its capabilities in providing interactive visualization solutions and to broaden its market penetration abroad.

         In July 1999, the Company formed MUSE Federal Systems Group, Inc., a wholly owned subsidiary that will provide software and consulting services exclusively to federal agencies and government contractors. MUSE Federal will support existing government accounts of the Company, which include NASA Langley, Kennedy Space Center, Jet Propulsion Laboratory, NASA Ames Research Center, Stennis Space Flight Center and various projects for the U.S. Navy. Through direct sales efforts and a growing network of Strategic Reselling Partners (which includes Federal Data Corporation, Intergraph and Analytic Mechanics Associates), the new company plans to broaden its federal customer base and develop special capabilities and services that are designed to meet the unique requirements of the governmental agencies. MUSE Federal received all requisite government approvals to operate as a government contractor during the second fiscal quarter.

         On March 17, 2000, the Company acquired Simulation Solutions, Ltd., a UK company ("Simulation Solutions"), an advanced software and consulting firm specializing in manufacturing simulation for plant and equipment. The Company acquired Simulation Solutions for a total of $117,333 in cash and 44,895 shares of the Company's common stock. Simulation Solutions will be incorporated into the Company's existing European operation and continue providing visual prototyping and simulation-based design and process development to organizations such as British Aerospace, Vickers Defense and the Defence Evaluation Research Agency. Plans call for these services to also be offered to U.S. companies and for the integration of the MuSE Software Development Environment 2000(TM)into future projects.

         On March 28, 2000, the Company purchased the VRsource.com, a prominent e-commerce site for advanced visualization and virtual reality hardware, from the VRsource, Inc., a Colorado corporation, for $400,000 in cash. The VRsource.com markets high performance peripheral devices from manufacturers including Polhemus, Ascension, FakeSpace, Virtual Technologies, Sony and Virtual Research Corporation. Customers of the site include Disney, Industrial Light & Magic, Boeing, Lockheed, Ericsson, IT&T, MIT, Rockwell and NASA, as well as other leading corporations, government agencies and educational institutions.

         Subsequent to the end of the reporting period, on May 5, 2000, the Company announced that it had entered into a letter of intent to acquire Advanced Visual Systems, Inc. ("AVS"), an international leader in the field of data visualization, through a stock-for-stock exchange. The acquisition, upon completion, would create one of the world's largest companies dedicated to developing and integrating software and solutions using 3D graphics technology, with over 12,000 users worldwide and 15 international offices on six continents. Pursuant to the letter of intent, the Company will issue a maximum of 2.1 million shares of common stock in exchange for all the common and preferred shares of AVS, a maximum of 1.3 million employee stock options and the assumption of approximately $2 million in debt. It is anticipated that the acquisition will be completed during the Company's fourth fiscal quarter. The acquisition is subject to a number of conditions and there can be no assurance that it will be successfully consummated.

         On May 4, 2000, Curtiz J. Gangi, the Company's CEO and Chairman, resigned from both positions. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of the Company's common stock in connection with his resignation, the Company expects to incur a charge to earnings in the third fiscal quarter of approximately $990,000. As part of the resignation arrangement, the Company will make certain of these payments in varying amounts over a two-year period. Brian R. Clark will continue as President and CFO of the Company and will chair the newly established Office of the President, which will act as an executive committee responsible for the operations of the Company and will include four of the Company's executive officers.

Results of Operations

         Revenues for the three and six month periods ending March 31, 2000 were $3,308,976 and $5,050,369, respectively, compared to revenues of $496,136 and $771,340 for the three and six month period ending March 31, 1999, respectively. The increases of 568% and 554% for the three and six month periods compared to the same periods last year are due primarily to the acquisition of Virtual Presence, which accounted for the majority of revenues for the quarter and six month period of fiscal 2000, together with increases in product and contract sales during the fiscal 2000 periods. Revenues for the three and six month periods ending March 31, 1999 have been reclassified to segregate product and contract revenue from interest income of $219,858 and $342,535, respectively.

         Total operating expenses for the three and six month periods ending March 31, 200 were $3,699,059 and $5,438,313, respectively, as compared to total operating expenses of $1,550,117 and $2,867,335 for the three and six month periods ending March 31, 1999, respectively. The increase of $2,148,942 or 139% for the three month period and $2,570,979 or 90% for the six month period of fiscal 2000 is reflective of the additional costs associated with the consolidation of expenses of Virtual Presence and Simulation Solutions offset in part by software development costs related to products that have attained technological feasibility and therefore are required to be capitalized. During the three and six month periods ending March 31, 1999, software development costs have been expensed. The net capitalized value of software production costs at March 31, 2000 was $2,273,435. The increased costs, both capitalized and expensed, represent the continued effort to develop a technical staff to meet the growing demands of customers as well as the additional costs related to the Virtual Presence and Simulation Solutions staff. Cost of products sold of $1,491,009 and $1,881,409 for the three and six month periods ending March 31, 2000, respectively, reflects the cost of hardware and related products sold by Virtual Presence. Cost of product sold of the corresponding periods in the prior year were immaterial. Selling, general and administrative expenses increased $788,721 or 77% and $816,476 or 44% for the three and six month periods ending March 31, 2000, respectively, compared to the same periods ending March 31, 1999. The increase in expenses is primarily due to the consolidation of Virtual Presence and Simulation Solutions.

         Net other income for the three and six month period ending March 31, 2000 of $413,320 and $626,239, respectively, reflect an increase of $757,067 and $847,309 compared to the same periods of the prior fiscal year. The increase in income is reflective of higher interest income over the prior years as well as the non-recurring expense incurred in the period ending March 31, 1999 for costs in excess of value of repurchased stock.

         Accordingly, the net income for the three and six month period ended March 31, 2000 of $23,237 and $238,295, respectively, compared to the net loss of ($1,398,728) and ($2,317,065) for the same periods in fiscal 1999, reflect the significant impact of the Virtual Presence and Simulation Solutions acquisitions not only with respect to revenues generated, but also increased operating costs of the combined operations and significant increases in product and services revenues from the Company's core products.

Liquidity and Capital Resources

         Historically, the Company's capital needs have been funded through a series of debt and equity financings and revenues received through the SRP program. During fiscal 2000, direct sales generated revenues have funded the Company's capital needs.

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

         On November 16, 1999, the Company completed the acquisition of Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 are subject to adjustment in the event that the average price of the Company's common stock over the twenty day period prior to November 15, 2000 is less than $4.41 per share. On March 17, 2000, the Company acquired Simulation Solutions for $117,333 in cash and 44,895 shares of the Company's common stock. On March 28, 2000, the Company acquired the VRsource.com for $400,000 in cash.

         The Company estimated that it will expend approximately $750,000 for the purchase of computer hardware and software during fiscal 2000 primarily in connection with the establishment of MUSE Federal and upgrade and expansion of capabilities at Virtual Presence. To date $475,000 of such capital expenditures have been made.

         For the six months ended March 31, 2000, there was a net decrease in cash of $5,545,334 as compared to a net increase in cash of $12,134,747 for the six month period ended March 31, 1999. The decrease in cash is primarily attributable to the acquisition of subsidiaries for $1,070,348, increases in accounts receivable of $2,247,901 and increase in other assets of $2,298,513. For the six month period ended March 31, 1999, the increase in cash was primarily attributable to the receipt of proceeds from the Company's IPO, collection of a stock subscription receivable and collection of accounts receivable associated with an SRP agreement.

         The Company's capital requirements depend on numerous factors, including the progress of its product development programs, the ability of the Company to enter into strategic arrangements or other marketing arrangements which result in the commercialization and distribution of its products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. Based upon its current plans, the Company believes that current cash and funds generated from operations, including its Virtual Presence subsidiary, and payments and royalties under the Company's various SRP agreements, will be sufficient to satisfy the Company's operations for at least the next 12 months. The foregoing sentence is considered a forward-looking statement for purposes of the Private Securities Litigation Reform Act of 1995 and is subject to the risks and factors set forth under "Factors Affecting Operating Results and Market Price of Securities" commencing on page 15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 on file with the Securities and Exchange Commission. However, if the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital and there can be no assurances that additional financing will be available or that terms of any financing will be acceptable to the Company.

         The Company continually explores strategic, joint venture and acquisition opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for SRP arrangements, other strategic relationships, joint ventures, financing arrangements or possible acquisitions, however, current negotiations, if any, are too preliminary to warrant disclosure at this time. The Company will keep investors informed as such negotiations mature.

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

Item 2.  Changes in Securities And Use of Proceeds

(c)      The information required by this item is incorporated by reference to
         Item 26 of Part II of the Company's Registration Statement No. 333-62495 filed with the SEC on November 13, 1998 and the Company's Current Report on Form 8-K filed on November 24, 1999 (See also Note 4 to the financial statements elsewhere in this Report).

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



--------------------


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

                             MUSE TECHNOLOGIES, INC.
                      For the period ending March 31, 2000



                                                        Direct or indirect payments         Direct or indirect
                                                          to directors, officers,           payments to others
                                                          general partners of the
                                                       issuer or their associates; to
                                                         persons owning ten percent
                                                          or more of any class of
                                                          equity securities of the
                                                         issuers; and to affiliates
7.   Costs of offering:
       (01) Underwriting discounts and
       commissions                                    [ ]                                  [ ]        $      1,104,000
       (02) Finder's fees                             [ ]                                  [ ]                       0
       (03) Expenses paid to or for underwriters      [ ]                                  [ ]        $        331,200
       (04) Other expenses                            [ ]                                  [ ]        $        603,000
       (05) Total expenses                            [ ]                                  [ ]        $      2,038,200

8.   Net offering proceeds after expenses in item 7:                                       [ ]        $      9,001,800

9.   Use of net offering proceeds:

       (01) Construction of plants, building and
       facilities                                     [ ]                                  [ ]                       0
       (02) Purchase of machinery and equipment       [ ]                                  [ ]        $      1,536,263
       (03) Purchase of real estate                   [ ]                                  [ ]                       0
       (04) Acquisition of other business(es)         [ ]                                  [ ]               1,002,588
       (05) Repayment of indebtedness                 [ ]                                  [ ]        $        492,883
       (06) Working capital                           [ ]                                  [ ]        $      1,123,085
       (07) Government securities-greater than 90
       days                                           [ ]                                  [ ]                       0
       (08) Cash and investments-less than 90
       days                                           [ ]                                  [ ]        $              0
       (09) Research & development                    [ ]                                  [ ]        $      3,588,981


       (10) Relocation Loans to Officers              [ ]   $       225,000                [ ]
       (11) Marketing Activities                      [ ]                                  [ ]        $      1,033,000
10.  Do the use(s) of proceeds in Item 9 represent
a material change in the use(s) of proceeds
described in the prospectus?
                                                       Yes         [ ]                     No          |X|

11. This will be the final submission of information required by Item 701(f) of Regulation S-B as the IPO proceeds have been fully deployed.


Item 3.       Defaults Upon Senior Securities

       Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

       On March 23, 2000, the Company held its annual meeting of stockholders. At this meeting, the following directors were reelected to the board:


                                                      VOTES FOR                             VOTES WITHHELD
                                                      ---------                             --------------
Curtiz J. Gangi                                       6,893,520                                 328,685
Brian R. Clark                                        6,893,520                                 328,685
John Hough                                            6,903,520                                 354,047
Edward A. Masi                                        6,893,520                                 328,685
Jack Berenzweig                                       6,893,520                                 328,685

Additionally, at the meeting, a proposal with respect to ratification of the Company's auditors, Feldman, Sherb & Horwitz, P.C., was approved by the stockholders as follows: 6,938,882 Votes For, 283,368 Votes Against and 35,219 Votes Abstaining.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index:

                  27.1     Financial Data Schedule

         (b) The following Current Reports on Form 8-K have been filed during the period:

                  (i) Current Report on Form 8-K filed on February 1, 2000 amending the Form 8-K filed on November 24, 1999 (reporting the acquisition of Virtual Presence) to include the historical and pro forma financial information required in connection with such acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000


                             MUSE TECHNOLOGIES, INC.


                             By:     s/ Brian R. Clark
                                -----------------------------
                                 Brian R. Clark, President and Chief Financial Officer (Principal Financial and Accounting Officer)