Form 10QSB
period 2000-06-30
MUSE TECHNOLOGIES INC
filed 2000-08-22
CIK 1006368

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

                        For Quarter Ended: June 30, 2000

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

         As of June 30, 2000 there were issued and outstanding 10,808,882 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 1,113,881 shares of Common Stock.

                                   Transitional Small Business Disclosure Format

                  Yes                     No  X
                      ---                    ---

                             MUSE TECHNOLOGIES, INC.

                                      INDEX



                                                                    PAGE NUMBER
                                                                    -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated balance sheet as of June 30, 2000                  3

         Consolidated statements of operations for the three and
                  nine months ended June 30, 2000 and 1999               4

         Consolidated statements of cash flows for the nine months
                  ended June 30, 2000 and 1999                           5

         Notes to financial statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9


PART II.  OTHER INFORMATION                                              15

INDEX TO EXHIBITS                                                        15


SIGNATURES                                                               16

                             MUSE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
         Cash                                                                          $  2,438,542
         Accounts receivable                                                              3,926,608
         Inventory                                                                          180,420
         Prepaids                                                                           429,364
                                                                                       ------------
                  TOTAL CURRENT ASSETS                                                    6,974,934
PROPERTY AND EQUIPMENT - NET                                                              1,872,718
NOTES RECEIVABLE (including $75,000 due from an officer)                                  2,100,699
OTHER ASSETS
         Goodwill-net                                                                     3,079,986
         Capitalized development costs-net                                                2,259,630
         Other assets                                                                       367,044
                                                                                       ------------
         Total Other Assets                                                               5,706,660
                                                                                       ------------
                  TOTAL ASSETS                                                         $ 16,655,011
                                                                                       ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                              $  1,477,393
         Accrued liabilities                                                              1,893,729
         Note payable                                                                       406,326
         Current portion lease payable                                                       40,325
                                                                                       ------------
                  TOTAL CURRENT LIABILITIES                                               3,817,773
LONG TERM LIABILITIES
         Lease payable less current portion                                                 102,852
                                                                                       ------------
                  TOTAL LIABILITIES                                                       3,920,625
                                                                                       ------------
STOCKHOLDERS' EQUITY:
         Common stock, $.015 par value, authorized 50,000,000 shares; issued and
              outstanding 10,808,882 shares                                                 162,133
         Additional paid-in capital                                                      25,289,941
         Accumulated deficit                                                            (11,941,373)
         Less treasury stock at cost                                                       (776,315)
                                                                                       ------------
                  TOTAL STOCKHOLDERS' EQUITY                                             12,734,386
                                                                                       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 16,655,011
                                                                                       ============


                 See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      ----------------------------     --------------------------
                                                         2000             1999             2000           1999
                                                      -----------      -----------     -----------    -----------
REVENUES                                              $ 1,492,176      $   341,866     $ 6,542,545    $ 1,113,206
                                                      -----------      -----------     -----------    -----------

EXPENSES:
      Cost of products sold                               644,827               --       2,526,236             --
      Selling, general and administrative
                 expenses                               1,566,883          936,153       4,246,968      3,168,169
      Research and development                          1,226,560          609,406       1,585,874        949,547
      Officer severance costs                             994,062               --         994,062             --
      Amortization                                        144,701               --         292,919             --
      Depreciation                                        189,085          136,233         558,372        395,669
                                                      -----------      -----------     -----------    -----------
TOTAL OPERATING EXPENSES                                4,766,118        1,681,792      10,204,431      4,513,385
                                                      -----------      -----------     -----------    -----------
NET OPERATING LOSS                                    $(3,273,942)     $(1,339,926)    $(3,661,886)   $(3,400,179)
                                                      -----------      -----------     -----------    -----------
OTHER INCOME (EXPENSE)
      Loss on foreign currency transactions              (135,084)              --       (146,757)             --
      Cost in excess of value of repurchased
           stock                                               --               --              --       (563,685)
      Merger/acquisition costs                           (403,677)              --        (403,677)            --
      Interest expense                                     (3,721)              --         (25,315)       (29,903)
      Interest income                                      45,804          210,980         705,310        553,515
                                                      -----------      -----------     -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                             (496,678)         210,980         129,561        (40,073)
                                                      -----------      -----------     -----------    -----------
NET LOSS                                              $(3,770,620)     $(1,128,946)    $(3,532,325)   $(3,440,252)
                                                      ===========      ===========     ===========    ===========
NET LOSS PER SHARE
Basic and assuming dilution                           $    ($0.35)     $     (0.11)    $     (0.33)   $     (0.35)
                                                      ===========      ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:                            $10,808,882      $10,145,350     $10,717,311    $ 9,892,069
                                                      ===========      ===========     ===========    ===========



                 See notes to consolidated financial statements.

                                             MUSE TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                Nine Months Ended
                                                                                     June 30
                                                                        ---------------------------------
                                                                           2000                  1999
                                                                        -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $(3,532,325)         $ (3,440,252)
      Adjustment to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
                  Depreciation                                              558,372               395,669
                  Amortization                                              289,852                25,521
                  Warrants issued for services                              113,000                    --
                  Cost in excess of repurchased stock                            --               563,685
Changes in assets and liabilities:
      (Increase)/decrease in accounts receivable                         (3,259,015)            3,860,872
      Decrease in inventory                                                (180,420)                   --
      Increase in prepaid assets                                           (311,494)              (96,543)
      Increase in other assets                                           (2,545,100)              (53,095)
      Increase/(decrease) in accounts payable                             1,454,228               (56,999)
      Increase/(decrease) in accrued liabilities                            970,978              (608,100)
                                                                        -----------          ------------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (6,438,857)              590,758
                                                                        -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                              (1,190,744)             (930,638)
         Acquisition of subsidiaries                                     (1,820,595)                   --
                                                                        -----------          ------------
         CASH USED IN INVESTING ACTIVITIES                               (3,011,339)             (930,638)
                                                                        -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from sale of stock                                         --             9,553,167
         (Increase)/Decrease in notes receivable                           (819,822)                   --
         Collection of stock subscription receivable                         87,500             4,000,000
         Loans to officers and stockholders                                 150,000            (1,275,000)
         Acquisition of treasury stock                                           --              (740,000)
         Principal payments on capital leases                                    --                48,711
         Repayments of notes payable-affiliates                                  --              (625,000)
         Borrowings-line of credit                                          406,326                    --
                                                                        -----------          ------------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (175,996)           10,961,878
                                                                        -----------          ------------

NET (DECREASE) INCREASE IN CASH                                          (9,626,192)           10,621,998
CASH - BEGINNING OF PERIOD                                               12,064,734             3,539,403
                                                                        -----------          ------------
CASH - END OF PERIOD                                                    $ 2,438,542          $ 14,161,401
                                                                        ===========          ============


                 See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.       THE COMPANY

         MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995 to develop and market software products designed to enhance the user's ability to understand and analyze data and information and to provide solutions to complex data integration and data management problems. The multisensory capabilities of the software ("MUSE"), enables the user to present information in real time using visual, auditory, tactical and other analytical tools. MUSE is based on software licensed to the Company by Sandia Corporation ("Sandia") pursuant to a license agreement dated October 9, 1995 (the "License Agreement"). The Company has also developed a proprietary software product, "Continuum", designed for multiuser, real-time collaboration within the MUSE environment. As described in Note 4 below, on November 16, 1999, the Company purchased all of the outstanding stock of Virtual Presence, Ltd., a U.K. company, and on March 17, 2000, the Company purchased all of the outstanding stock of Simulation Solutions, Ltd., also a U.K. company. On March 28, 2000, the Company completed an asset purchase of the VRsource.com, an e-commerce website. On May 4, 2000, the Company entered into a letter of intent to acquire Advanced Visual Systems Inc. (see Note 8).

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2000 include the results of Virtual Presence, Simulation Solutions and the VRsource.com since the date of their respective acquisitions by the Company and are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

3.       NOTES RECEIVABLE

         In December 1998 and January 1999, the Company loaned an aggregate of $225,000 to two executive officers pursuant to their employment contracts in connection with their relocation to New Mexico. As of June 30, 2000, $75,000 remained outstanding from one executive officer. Notes receivable also includes two demand notes in the aggregate principal amount of $1,000,000 due from Continuum Resources International, ASA, plus accrued interest thereon, and $1,000,000 demand note bearing interest at 10% per annum loaned to Advanced Visual Systems Inc. in May 2000.

4.       ACQUISITIONS

         On November 16, 1999, the Company completed its acquisition of Virtual Presence, Ltd., a UK company, and all its subsidiaries for cash, notes and issuance of stock.

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

         The following table gives an aggregate summary of the acquisitions in financial terms:


     Purchase Price (including value of stock)    $  2,293,792
     Acquisition Costs                                 182,240
     Fair Value of Assets Acquired                  (1,516,280)
     Fair Value of Liabilities Assumed               2,212,455
                                                  ------------
     Goodwill                                     $  3,172,207
                                                  ============


The detailed components consist of the following:

     Purchase Price
         Cash                                    $  417,333
         Notes                                      300,000
         Common Stock (475,734 shares)            1,576,459
                                                 ----------
                                                 $2,293,792
                                                 ==========
     Fair Value of Assets Acquired
         Accounts Receivable                     $  175,186
         Inventory                                   50,345
         Property, Plant and Equipment              767,162
         Intangible Assets                          339,048
         Other                                      184,539
                                                 ----------
                                                 $1,516,280
                                                 ==========
     Liabilities Assumed
         Accounts Payable                        $  974,660
         Accrued Liabilities                        879,745
         Assumed Notes                              358,050
                                                 ----------
                                                 $2,212,455
                                                 ==========

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


                                                Nine Months Ended
                                        ---------------------------------
                                        June 30, 2000       June 30, 1999
                                        -------------       -------------
Total Revenue                            $  7,524,084        $ 2,267,305
Net (Loss)                                 (3,351,465)        (3,721,579)
Net (Loss) per share                            (0.31)             (0.36)
Weighted Average Number of Shares          10,808,882         10,367,803

5.       FINANCIAL ADVISORY AGREEMENT

         In December 1999, the Company entered into an agreement with an entity for financial advisory services. The Company paid $75,000 and granted three year warrants to purchase 75,000 shares of common stock at an exercise price of $3.90 per share. The Company recorded a charge to operations of $113,000 in connection with the granting of such warrants.

6.       NOTES PAYABLE

         On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque to provide interim working capital. The agreement is for a one year period and expires on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. The line of credit balance at June 30, 2000 was $400,000 and interest expense of $1,524 was accrued at June 30, 2000.

7.       RESIGNATION OF OFFICER

         On May 4, 2000, the Company's CEO and Chairman, resigned from both positions. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of the Company's common stock in connection with his resignation, the Company incurred a charge to earnings of $994,000. As part of the resignation arrangement, the Company will make certain of these payments in varying amounts over a two-year period.

8.       POTENTIAL ACQUISITION

         On May 5, 2000, the Company announced that it had entered into a letter of intent to acquire Advanced Visual Systems Inc. ("AVS"), a company in the business of data visualization, through a stock-for-stock exchange. Definitive merger documents were executed on July 18, 2000. Pursuant to the merger agreement, the Company will issue a maximum of 2.1 million shares of common stock in exchange for all the common and preferred shares of AVS. It is anticipated that the acquisition will be completed during the Company's first quarter of fiscal 2001. The acquisition is subject to a number of conditions and there can be no assurance that it will be successfully consummated.

9.       EQUITY LINE AGREEMENT

         On June 1, 2000, the Company entered into an equity line agreement with Kingsbridge Capital Limited. The equity line agreement entitles the Company to sell and obligates Kingsbridge to purchase, from time to time, up to $18,000,000 of the Company's common stock. The Company's ability to require Kingsbridge to purchase its common stock is subject to certain limitations based on the market price and trading volume of the Company's common stock. Additionally, on August 7, 2000, the Company sold to Kingsbridge a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. The Company also issued to Kingsbridge warrants to purchase 200,000 shares of the Company's common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of the Company's common stock in connection with the note issuance exercisable at $2.6125 per share over the four-year period commencing on August 7, 2001.

10.      CONVERTIBLE NOTE

         On August 7, 2000, the Company sold to Kingsbridge Capital Limited a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. The Company also issued to Kingsbridge warrants to purchase 75,000 shares of the Company's common stock exercisable at $2.6125 per share over the four-year period commencing on August 7, 2001.

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

OPERATIONAL OVERVIEW

         The Company receives revenue from the sale and licensing of its software products, the sale of third-party manufactured hardware and software, and by providing consulting, training, support and maintenance services.

         From the beginning of fiscal 1999 until the second quarter of fiscal 2000, the primary sales strategy for the Company was to distribute its software products and services through a network of resellers that had extensive vertical market expertise. Since the MuSE software product was designed to serve the unique needs of many different industries, management believed that it would be more efficient to identify resellers, distributors, service providers and other experts in a select few industries to sell MuSE software to their existing and potential customers. That distribution strategy, known as the Strategic Reselling Partner (SRP) program, has produced lower than expected results to date, and while several SRP distributors continue to promote and offer the MuSE software product and services, management believes that establishing a direct sales relationship with potential customers will shorten the sales cycle, optimize profitability, and ensure that MuSE software is effectively introduced into the Company's target markets.

         The Company's current strategy is to expand its sales force and convert all operating units to a primarily direct sales model where a combination of products and services are offered to its customers. For the MUSE Perceptual Computing unit, this represents a material departure from the original business plan of dependence on SRPs and a belief that the Company would take on the primary dimensions of a "software publisher" with revenue being generated from software licensing and royalty income. Management still believes that long-term revenue can be generated from conventional royalty/licensing publishing practices by resellers and directly by the Company; however, as a means of creating a larger installed base of users, the Company believes that the current sales strategy of MUSE Perceptual Computing should be focused on direct contact with corporations and government agencies that have complex data integration and data analysis challenges and large populations of users. The Company believes that select target markets can benefit from an integrated deployment of the Company's software and professional services, and that a direct sales effort will produce more significant revenues.

         Revenue is generated through a direct sales process as well as by authorized resellers. As a result of significant lead time necessary to market and consummate such direct sales and reseller agreements, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be expected in subsequent quarters. Currently, the SRP program has been requiring a greater than anticipated sales cycle and, therefore, sales attributable to resellers for the period ended June 30, 2000 were not significant.

         Although existing reseller agreements provide for minimum annual sales commitments, failure to satisfy those commitments merely permit the Company to terminate that agreement. Accordingly, the Company cannot provide assurance that the threat of terminating any strategic reselling partner agreement is an effective deterrent against a breach of the agreement that the minimum sales commitments have not been realized.

         In June 1998, the Company entered into a strategic reselling partner agreement with Continuum Resources International, ASA, a Norwegian company, with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, Continuum Resources paid the Company a non-refundable license fee of $5,000,000. Minimum sales commitments totaling $12,000,000 through 2001 were modified in June 2000 due to significant pricing reductions in the cost of the Company's products and to enable Continuum Resources to implement its business plan. The modified agreement requires Continuum Resources to generate minimum revenues of $250,000 during the next fiscal year with minimum requirements for succeeding years to be established by mutual agreement by December 31, 2000.

         In December 1998, the Company entered into a non-exclusive SRP agreement with Intergraph Corp., an automated business solutions company with customers worldwide in a variety of commercial sectors and government. The agreement with Intergraph provides them with the non-exclusive right to resell the Company's products and services worldwide in exchange for minimum annual sales commitments aggregating $4 million through 2001. As of June 30, 2000, Intergraph has not yet generated any sales of the Company's software under the agreement.

         In February 1999, the Company entered into non-exclusive reseller agreements under the SRP program with Analytical Mechanics Associates (AMA), a technical consulting firm, and Federal Data Corporation (FDC), an information technology provider serving primarily the Federal government. Each agreement is for a term of three years with minimum sales commitments of $3 million over the term of the agreement. As of June 30, 2000, AMA has not yet generated any sales of the Company's software and FDC has produced approximately $50,000 in sales of the Company's software.

         In March 2000, the Company entered into a non-exclusive reseller agreement under the Company's SRP program with Pentagon Engineering, a Best of Class reseller of Hewlett-Packard hardware and the premier Co-Create software VAR for the U.S., as well as a developer of custom solutions for the engineering and automotive industries. Under the terms of a three-year non-exclusive agreement, Pentagon Engineering has commited to $1,000,000 over the terms of the agreement.

         In July 2000, the Company entered into a non-exclusive reseller agreement under the SRP program with Science Applications International Corporation (SAIC), a diversified high-technology research and engineering company that offers a broad range of expertise in analysis, computer system development and integration, technical support services, and computer hardware and software products. Under the terms of the agreement, SAIC plans to offer the Company's products and services within the U.S. to all federal agencies and companies that are qualified to perform work for a federal agency. International orders must be pre-approved by MUSE Federal Systems Group. The term of the agreement is through May 30, 2003. The agreement requires minimum sales commitments over the term aggregate $2 million.

         In April 1999, the Company entered into a three-year agreement with Goodyear Tire & Rubber Company to develop applications using the Company's advanced visualization and network collaboration software. The Company will provide software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides Goodyear with exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that minimum annual project commitments are satisfied. Sales activities in the tire and rubber manufacturing industry by other strategic reselling partners are not affected by this agreement.

         In January 2000, MUSE Virtual Presence entered into an agreement with Guidant Corporation to provide a sophisticated cardiology training simulator to Guidant's European headquarters in Belgium. Under the terms of a contract valued at approximately $500,000, MUSE Virtual Presence will undertake custom software development work to adapt the company's existing IST (Interventional radiology/cardiology Simulation-based Trainer) system.

         In March 2000, the Company entered into a non-exclusive reseller agreement under the Company's SRP program with Pentagon Engineering, a Best of Class reseller of Hewlett-Packard hardware and the premier Co-Create software VAR for the U.S., as well as a developer of custom solutions for the engineering and automotive industries. Under the terms of a three-year non-exclusive agreement, Pentagon Engineering has committed to $1,000,000 over the term of the agreement.

         In April 2000, MUSE Virtual Presence was awarded a major contract with the Manchester Visualization Centre to provide hardware, software and services at one of the world's most sophisticated facilities for advanced research and development, interactive computer graphics, multimedia, image processing and visualization. The contract, valued at $1,000,000, provides for MUSE Virtual Presence to perform extensive work at the Manchester Visualization Centre, which is located at the University of Manchester in the U.K.. The project will transform computational systems into high-performance visual computing platforms for researchers, students and commercial users to project real-time graphics in a three-screen theater. Included in the project is the installation of MuSE and FrameSet software.

         As a result of the resignation of an executive officer in 1999 and the purchase of certain of his shares, the excess of the consideration paid over the value of the shares purchased of $563,685 is reflected as costs in excess of the value of repurchased stock on the Statement of Operations.

         In 1999, the Company formed MUSE Federal Systems Group, Inc., a wholly owned subsidiary that provides software and consulting services exclusively to federal agencies and government contractors. Through direct sales efforts and resellers, MUSE Federal Systems Group plans to broaden its customer base and develop special capabilities and services that are designed to meet the unique requirements of governmental agencies.

         The Company attributes the majority of the increases in revenue for the quarter and nine months ended June 30, 2000 to the full integration into the Company of Virtual Presence, Ltd., a U.K. company. On November 16, 1999, the Company completed the acquisition of Virtual Presence, a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. The Company acquired Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of those shares, 205,522 are subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share. The Company expects that the acquisition of Virtual Presence will enhance the Company's capabilities in providing interactive visualization solutions and broaden the Company's market presence in both the United States and Europe.

         On March 17, 2000, the Company acquired Simulation Solutions, Ltd., a U.K. company that provides advanced software and consulting services in the field of plant and equipment manufacturing simulation. The Company acquired Simulation Solutions for a total of $117,333 in cash and 44,895 shares of the Company's common stock. Simulation Solutions has been incorporated into the Company's existing European operation. The contribution to revenues as a result of this acquisition has not been significant to date.

         On March 28, 2000, the Company purchased theVRsource.com, a prominent e-commerce site for advanced visualization and virtual reality hardware, from The VRSource, Inc., a Colorado corporation, for $400,000 in cash. TheVRsource.com website offers high performance peripheral devices from leading hardware manufacturers including Polhemus, Ascension, FakeSpace, Virtual Technologies, Sony and Virtual Research Corporation. The contribution to revenues as a result of this acquisition has not been significant to date.

         On May 4, 2000, the Company's CEO and Chairman resigned. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of the Company's common stock in connection with his resignation, the Company incurred a charge to earnings of $994,000. As part of the resignation arrangement, the Company will make certain of these payments over a two-year period.

         On May 4, 2000, the Company entered into a letter of intent to acquire Advanced Visual Systems Inc. through a stock-for-stock exchange. Definitive merger documents were executed on July 18, 2000. The Company believes that the acquisition, upon completion, will create one of the software industry's leading companies dedicated to developing and integrating software and solutions using 3D graphics technology. Pursuant to the merger agreement, the Company will issue a maximum of 2.1 million shares of common stock in exchange for all of the common and preferred shares of AVS, a maximum of 1.3 million employee stock options in exchange for existing AVS stock options. The Company anticipates that the acquisition will be completed during the first quarter of fiscal 2001. The acquisition is subject to a number of conditions, including approval by AVS stockholders, and the Company cannot provide assurance that the acquisition will be successfully consummated or, if consummated, that the operations of the Company and AVS will be successfully integrated.

RESULTS OF OPERATIONS

         Revenues for the three and nine month periods ended June 30, 2000 were $1,492,176 and $6,542,545, respectively, compared to revenues of $341,866 and $1,113,206 for the three and nine month periods ended June 30, 1999, respectively. The increases of 336% and 488% for the three and nine month periods compared to the same periods last year are due primarily to the acquisition of Virtual Presence, which accounted for the majority of revenues for the quarter and nine month periods of fiscal 2000, together with increases in product and contract sales during the fiscal 2000 periods.

         Total operating expenses for the three and nine month periods ended June 30, 2000 were $4,766,118 and $10,204,431, respectively, as compared to total operating expenses of $1,681,792 and $4,513,385 for the three and nine month periods ended June 30, 1999, respectively. The increase of $3,084,326 or 183% for the three month period and $5,691,046 or 126% for the nine month period of fiscal 2000 is reflective of the additional costs associated with the consolidation of expenses of Virtual Presence and Simulation Solutions, an increase in selling, general and administrative expenses as a result of increases in engineering and administrative personnel, as well as a one-time charge of $994,062 resulting from severance and other costs in connection with the resignation of an executive officer.

         Total other income (expense) for the three and nine month periods ended June 30, 2000 were $496,678 expense and $129,561 income, respectively, as compared to $210,980 income and a $40,073 expense for the three and nine month periods ended June 30, 1999. The expense for the three month period ended June 30, 2000 is mainly attributable to a one-time expense of $403,677 for costs incurred in connection with the proposed acquisition of AVS and a $135,084 loss in foreign currency transactions due to the softening of the British Pound versus the US Dollar. There was also a reduction of $165,176 in interest income as compared to 1999 because of reduced cash balances. The increase in other income for the nine month period ended June 30, 2000 of $169,634 as compared to the nine month period ended June 30, 1999 is primarily attributable to increased interest income of $151,795. The nine month period ended June 30, 1999 included a one-time charge of $563,685 for costs in excess of market value of repurchased stock. The nine month period ended June 30, 2000 included the aforementioned one-time charge of $403,677 for costs associated with the proposed AVS merger.

         Accordingly, the net loss for the three and nine month periods ended June 30, 2000 of $3,770,620 and $3,532,325, respectively, as compared to the net loss of $1,128,946 and $3,440,252, respectively, for the three and nine month periods ended June 30, 1999, reflected significant increases in revenues and costs associated with the Virtual Presence acquisition, the hiring of additional personnel, and one-time charges for severance and acquisition costs related to the proposed AVS transaction.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's capital requirements have been funded through a series of debt and equity financings and revenues received through the SRP program. During fiscal 2000, revenues generated from direct sales activities have also funded portions of the Company capital needs.

         In July 1998, the Company sold 1,000,000 shares of common stock and warrants to purchase1,000,000 shares of common stock to Continuum Resources for an aggregate purchase price of $8,000,000. In October 1998, the Company loaned $1,000,000 to a subsidiary of Continuum Resources for the establishment of a Houston facility. The loan is payable on demand and bears interest at the rate of 12% per annum. The loan remains outstanding as of the date hereof. The Company is currently in discussions with Continuum Resources to formalize a payment strategy. Pursuant to a written agreement with Continuum Resources dated June 2000, Continuum Resources has acknowledged its payment obligations on the loan. In the event the Company cannot reach agreement on payment terms or such payment is not made upon demand, the Company will be entitled to terminate the reseller agreement and Continuum Resources' exclusive distribution rights for MuSE software in the oil and gas industry. The Company has been informed that Continuum Resources is currently in the process of raising additional capital through a private offering and other financing activities; however, the Company cannot provide assurance that they will be successful in those efforts or that the loan will be repaid in the near future. Accordingly, although repayment of the loan is not contingent on such capital raising efforts, the Company may be obligated to partially or fully write down the value of the loan as circumstances warrant.

         On November 19, 1998, the Company consummated an initial public offering through the sale of 1,200,000 shares of common stock and Class A Warrants to purchase 600,000 shares of common stock and received gross proceeds of $9,600,000. Additionally, on December 2, 1998, the underwriter of the Company's initial public offering exercised its over-allotment option in full and the Company received gross proceeds of $1,440,000. Total net proceeds to the Company from the initial public offering were approximately $9,200,000.

         Pursuant to his employment agreement, in January 1999, Brian Clark, the Company's President and Chief Financial Officer, was given a loan in the principal amount of $75,000 in connection with his relocation to New Mexico. The loan bears interest at the rate of 5% per annum and is secured by a pledge of vested stock options.

         On November 16, 1999, the Company completed the acquisition of Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 shares are subject to adjustment in the event that the average price of the Company's common stock over the twenty day period prior to November 15, 2000 is less than $4.41 per share.

         In December 1999, the Company entered into an agreement with Josephthal & Co., Inc.for financial advisory services. In connection with this agreement, the Company paid $75,000 to Josephthal and granted Josephthal three-year warrants to purchase 75,000 shares of common stock at $3.90 (representing 120% of the market price of the common stock on the date of grant). The Company recorded a charge to operations of $113,000 in connection with the granting of such warrants.

         The Company's primary sales strategy is to build a direct sales force that can identify revenue opportunities outside of the customer bases served by the SRP program. As a result of the significant lead time necessary to create an effective direct sales force and consummate additional distribution and reseller relationships, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be experienced in subsequent quarters.

         On March 17, 2000, the Company acquired Simulation Solutions for $117,333 in cash and 44,895 shares of common stock. On March 28, 2000, the Company acquired the VRsource.com for $400,000 in cash.

         On May 4, 2000, the Company entered into a letter of intent to acquire AVS through a stock-for-stock exchange. The acquisition, upon completion, would create one of the software industry's leading companies dedicated to developing and integrating software and solutions using 3D graphics technology. Pursuant to the merger agreement, the Company will issue a maximum of 2.1 million shares of common stock in exchange for all of the common and preferred shares of AVS, a maximum of 1.3 million employee stock options in exchange for existing AVS stock options. The Company anticipates that the acquisition will be completed during the first quarter of fiscal 2001. The acquisition is subject to a number of conditions and the Company cannot provide assurance that it will be successfully consummated.

         In May 2000, in connection with the letter of intent with AVS, AVS borrowed $1,000,000 from the Company. The note is payable on demand and bears interest at the rate of 10% per annum payable monthly in advance.

         On June 1, 2000, the Company entered into an equity line agreement with Kingsbridge Capital Limited. The equity line agreement entitles the Company to sell and obligates Kingsbridge to purchase, from time to time, up to $18,000,000 of the Company's common stock. The Company's ability to require Kingsbridge to purchase the Company's common stock is subject to certain limitations based on the market price and trading volume of the Company's common stock. Additionally, on August 7, 2000, the Company sold to Kingsbridge a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. The Company also issued to Kingsbridge warrants to purchase 200,000 shares of the Company's common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of the Company's common stock in connection with the note issuance exercisable at $2.6125 per share over the four year period commencing on August 7, 2001.

         On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque to provide interim working capital. The agreement is for a one year period and expires on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. The line of credit balance at June 30, 2000 was $400,000 and interest expense of $1,524 was accrued at June 30, 2000.

         For the nine months ended June 30, 2000, there was a net decrease in cash of $9,626,192 as compared to a net increase in cash of $10,621,998 for the nine month period ended June 30, 1999. The decrease in cash is primarily attributable to the net loss of $3,532,325, the acquisition of subsidiaries for $1,820,595, increases in accounts receivable of $2,883,330, increase in other assets of $2,360,499, and an increase in notes receivable of $819,822. For the nine month period ended June 30, 1999, the increase in cash was primarily attributable to the receipt of proceeds from the Company's initial public offering and collection of accounts receivable associated with a strategic reselling partner agreement offset in part by the net loss of $3,440,252.

         The Company's capital requirements depend on numerous factors, including the progress of product development programs, ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization and distribution of the Company's products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and the anticipated combination of the Company's operations with those of AVS. Based upon the Company's current plans, management believes that current cash resources of approximately $2,000,000, the net proceeds from the equity line agreement and convertible note financing with Kingsbridge, other contemplated debt and equity financing activities as well as anticipated funds to be generated from operations (including MUSE Virtual Presence and the planned acquisition of AVS), will be sufficient to satisfy the Company's needs for at least the next 12 months. However, if the Company's current and projected needs change due to unanticipated events or otherwise, or the Company's currently contemplated financing arrangements are not available, the Company may be required to obtain additional capital from other sources and there can be no assurances that additional financing will be available or that the terms of any financing will be acceptable to the Company.

         In the event the AVS merger is consummated, it is anticipated that the Company will require significant additional funds in order to complete the effective combination of the Company's operations (including international operations) and to continue to fund certain projects under development. The Company cannot provide assurance that such funds will be available or that the Company can effectively combine its operations with those of AVS as anticipated. The dollar amount required to successfully market the combined product and service offerings of the Company and AVS has not yet been determined; however, management believes that it will be significant and may not produce immediate results. The Company plans to develop combined marketing strategies and operating budgets in the near term to determine the amount of cash required to integrate existing operations, create a new corporate identity, launch new products, revitalize existing products, produce new marketing and promotional materials, expand an international sales force, create an effective customer and product support organization and invest in new technology development.

         The Company continually explores strategic, joint venture and acquisition opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for strategic reselling partner arrangements, other strategic relationships, joint ventures, financing arrangements or possible acquisitions; however, current negotiations, if any, are too preliminary to warrant disclosure at this time. The Company will keep investors informed as such negotiations mature.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibit Index:

                27.1     Financial Data Schedule

         (b) The following Current Reports on Form 8-K have been filed during the period:

                (i) Current Report on Form 8-K filed on May 10, 2000 reporting the letter of intent to acquire AVS.

                (ii) Current Report on Form 8-K filed on June 8, 2000 reporting the entering into of the Kingsbridge equity line transaction.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 21, 2000


                                        MUSE TECHNOLOGIES, INC.


                                        By:  /s/ Brian R. Clark
                                             -----------------------------
                                             Brian R. Clark, President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)