Form 10KSB
period 2000-09-30
MUSE TECHNOLOGIES INC
filed 2001-01-29
CIK 1006368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                         Commission File Number: 1-14559
                         -------------------------------

                             MUSE TECHNOLOGIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                             85-0437001
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)

   300 Fifth Avenue, Waltham, Massachusetts                 02154
   (Address of principal executive offices)               (Zip Code)


                    Issuer's telephone number: (781) 890-4300

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                  Common Stock
                                  ------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                  Common Stock
                                  ------------
                                (Title of Class)

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

Yes [ ]       No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained is this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $6,069,592

As of January 26, 2001, there were outstanding 12,866,808 shares of common stock, $.015 par value (the "Common Stock"), and Class A Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase 2,705,954 shares of Common Stock. Based on the closing prices of the Common Stock and the Warrants on that date, $0.9688 and $0.13, respectively, the approximate aggregate market value of the Common Stock and the Warrants held by non-affiliates was $9,408,900 and $221,774, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Definitive Proxy Statement, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

Certain exhibits are incorporated by reference to certain of the Registrant's registration statements and the amendments thereto and certain of the Registrant's periodic reports, as listed in response to Item 13(a)(2).

Transitional Small Business Disclosure Format (check one):

         Yes [ ]      No [X]


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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         MUSE Technologies, Inc. has recently determined to conduct business under the name Advanced Visual Systems. Together with our subsidiaries, we develop and market data visualization software products that are designed to enhance a computer user's ability to integrate, present, analyze and better understand many different types of data. We also provide our customers with comprehensive software solutions, systems integration, and training and support services using data visualization and other methods of advanced computer graphics.

         Data visualization is the process of displaying conventional numeric and text-based data in the form of 2D or 3D colors and shapes. By presenting data in a graphical form, many computer users find it easier to digest large quantities of data and reach meaningful conclusions about the data faster and more efficiently. Perceptual computing extends the principles of data visualization by engaging multiple senses and cognitive skills of a computer user at the same time (such as sight, sound and touch) to create a sensory-rich computer-based "environment" in which the user can perceive the data in a highly intuitive manner. For purposes of this report, the words "data visualization" are intended to include perceptual computing.

         We develop and market several data visualization software products as well as provide a wide range of professional services to our customers, who are commonly engineers, scientists, analysts, researchers, government personnel and general business users. The services we provide include the creation of customized software products based upon our proprietary software (and sometimes that of other companies), as well as selling (on a limited basis) computer hardware to use with our software and custom solutions. We also provide training, technical support and integration services to our customers.

         Our Company was incorporated in Delaware on October 24, 1995 and commenced conducting business under the name Advanced Visual Systems on January 1, 2001. Our executive offices are now located at 300 Fifth Avenue, Third Floor, Waltham, MA 02154. Our telephone number is (781) 890-4300.

RECENT DEVELOPMENTS

         On November 16, 1999, we acquired all of the outstanding stock of Virtual Presence, Ltd., a 10-year-old U.K. company that creates sophisticated 3D graphics solutions using proprietary and third party software and hardware. Virtual Presence (also know as MUSE Virtual Presence) is a wholly-owned subsidiary that operates offices in London and Manchester, U.K., and is the majority shareholder of

SimTeam SARL, a French company that provides products and services similar to those of MUSE Virtual Presence in France.

         On March 17, 2000, through MUSE Virtual Presence, we acquired all of the outstanding stock of Simulation Solutions, Ltd., a U.K. company involved in providing advanced solutions to the manufacturing industry using proprietary and third-party software and hardware. Simulation Solutions (also known as MUSE Simulation Solutions) operates from the Manchester, U.K. offices of MUSE Virtual Presence.

         On March 28, 2000, through MUSE Virtual Presence, we completed an asset acquisiton of theVRsource.com (also known as MUSE VRsource), an e-commerce Web site that is a reseller of our hardware and software and that of other companies that are used in advanced computer graphics, virtual reality and data visualization.

         On June 1, 2000, we entered into an equity line agreement with Kingsbridge Capital Limited, which entitles us to sell and obligates Kingsbridge to purchase, from time to time, up to $18,000,000 of our common stock. Our ability to require Kingsbridge to purchase our common stock is subject to certain limitations based on the market price and trading volume of our common stock. Pursuant to the terms of the equity line agreement, we also issued to Kingsbridge warrants to purchase 200,000 shares of MUSE common which are exercisable at $3.76 per share through November 27, 2004. Additionally, on August 7, 2000, we sold to Kingsbridge a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of our common stock after August 7, 2001 at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. In connection with the sale of the convertible note, we also issued to Kingsbridge warrants to purchase 75,000 shares of our common stock which is exercisable at $2.6125 per share over the four year period commencing on August 7, 2001.

         On November 9, 2000 we completed the acquisition of Advanced Visual Systems Inc. (AVS) through a merger, and AVS became a wholly-owned subsidiary of MUSE Technologies, Inc. AVS is an internationally recognized provider of data visualization software and solutions that markets its products and services through a direct sales force in North America and Europe and through indirect channels such as distributors and independent software vendors worldwide. Kubota Corporation, a Japanese company, has distribution rights in Japan to AVS products through its KGT subsidiary. As a result of the merger, the stockholders of AVS received an aggregate of 1,929,579 shares of our common stock in exchange for all outstanding shares of AVS capital stock.

         On December 12, 2000 we appointed BlueStone Capital Partners, L.P. as our financial and investment banking advisors. Under the terms of a non-exclusive agreement, Bluestone is to be paid a one-time retainer of $50,000 in addition to monthly fees, plus a commission at the closing of the sale of securities, if any, to certain institutional, accredited individual or strategic investors.

         On December 26, 2000 we entered into an agreement with Prevail With Vision, Inc. (PVW) to assist us in identifying between $3,500,000 and $10,000,000 in loan or credit facilities. Under the terms of this agreement, PVW was paid a retainer fee of $25,000 and will receive a 6% placement fee on any funds raised by PVW.

         On January 1, 2001 we transferred our interest in two products (MIST and VIST) and one customer contract of MUSE Virtual Presence to Mentice AB, a Swedish company. Under the terms of our agreement with Mentice, we are entitled to purchase shares representing 5% of the company that develops and markets the former MUSE Virtual Presence products transferred to Mentice. We will also be entitled to a 20% royalty in 2001 and a 10% royalty in 2002 of the profits derived from the MIST product, and a 5% royalty in 2001 and 2002 of all profits derived from the VIST product and our former contract with Guidant Corporation.

         On January 2, 2001, we retained The Wall Street Group, Inc. as financial relations advisors. Under the terms of an agreement, The Wall Street Group will receive $7,000 per month in consulting fees and warrants to purchase 100,000 shares of our common stock at a price of $0.52 per share. The agreement is for a term of one year and can be cancelled by either party upon 90 days written notice, at which time The Wall Street Group will forfeit a prorated portion of the warrants.

         On January 22, 2001, we received a letter from the Nasdaq Stock Market indicating that, as a result of the failure to timely file our annual report, our common stock would be delisted from the Nasdaq Stock Market as of January 30, 2001 unless our annual report was field by January 29, 2001. We have complied with this request and are confident that no such delisting shall occur.

ORGANIZATION

Since the acquisition of AVS, we are organized into two operating groups:

     o Data visualization software and services. The "Data Visualization Group" creates and sells software products directly to customers through an international sales force and through value added resellers
          (VARs) and independent software vendors (ISVs). In addition, the Data Visualization Group provides training, support and professional services to our customers to facilitate their use of our software. The Data Visualization Group encompasses the operations of MUSE Technologies, Inc., AVS and MUSE Federal Systems Group, Inc., and employs approximately 99 full-time personnel from offices in Waltham, MA; Albuquerque, NM; San Jose, CA; Huntington Beach, CA; Arlington, VA, Herndon, VA; Surrey, UK; Paris, France; Milan, Italy; Holte, Denmark; and Frankfurt, Germany.

     o Advanced visualization solutions. The "Advanced Visualization Group" provides highly customized software-based solutions; systems integration, training and consulting services; and computer hardware and accessories to a predominately European customer base. The solutions created by the Advanced Visualization group do not commonly integrate software products from our Data Visualization Group, as the solutions tend to solve computer graphics-related challenges that are in specialized fields that exist in the periphery of the general data visualization marketplace. The Advanced Visualization group encompasses the operations of MUSE Virtual Presence, MUSE Simulation Solutions, MUSE VRsource and SimTeam, and employs 40 full-time personnel from offices in London, UK; Manchester, UK and Paris, France.

PRODUCTS AND SERVICES

     Our Data Visualization group has developed and is currently marketing the following products and services:

     o OpenViz(R)is a software development product that enables any type of business data to be expressed in highly interactive 2D and 3D presentations that can be easily distributed via the Web, embedded in popular office suite documents or built into powerful runtime applications. Using OpenViz, large volumes of business information (in multiple formats and from different sources) can be delivered on demand to any Windows, Unix, Linux or Apple computer. A client-side plug-in architecture enables fully interactive, lightweight ActiveX controls and Java applets to bring interactivity and dynamic graphics to all types of business information. Data from non-Web enabled business and financial applications can be viewed in a standard Web browser with

          OpenViz, which enables corporate MIS departments and software vendors developing content delivery solutions to integrate advanced visualization graphics into customized software applications. OpenViz was developed by AVS over a two-year period and is based upon many years of experience dealing with computer graphics and data visualization challenges in the complex scientific and engineering industries. We believe that OpenViz has a superior architecture and greater functionality than any other data visualization product serving the general business and financial industries, and that it's embrace of multiple platforms and standards, ability to embrace any data format, Web-centric design and robust graphics capabilities will enable OpenViz to attain broad acceptance in the large and potentially lucrative "business desktop" marketplace.

     o VizWorks(TM)is an entry-level data visualization product that is based upon the OpenViz architecture. Where OpenViz is designed to be utilized by ISV's, sophisticated application developers and our own professional services personnel to create custom data visualization applications, VizWorks is designed to be used by low-level programmers and corporate MIS departments to create highly interactive charts and graphs and publish them on the Web in a matter hours. VizWorks consists of pre-packaged 2D and 3D "scenes" that are customizable charts and graphs that are ready to be deployed with a minimum of programming experience. VizWorks scenes are sold in "collections" that are designed to serve the particular needs of a specific business or vertical market sector. The first collection (which was released in November 2000) was VizWorks Charts and is designed for basic business charting and graphing. VizWorks collections sell for approximately $300 per user or can be licensed for server-based deployment starting at $1,500 per server. VizWorks scenes are fully scalable to the OpenViz development platform, where they can be enhanced or adapted to more sophisticated applications. Upon migration to the OpenViz platform, OpenViz pricing prevails for software and licensing. Management believes that VizWorks will attract a large number of business and financial users searching for a low-cost, entry-level approach to data visualization. We also believe that many of these users will choose to broadly deploy their VizWorks applications and eventually adopt OpenViz to serve their advanced visualization and content delivery requirements.

     o MuSE(R)(Multi-dimensional user oriented Synthetic Environment) is a software development toolkit that is used by skilled computer programmers to create software applications for end-users that can be installed on different computing platforms (Windows and UNIX) and take advantage of different physical or logical input and output devices (keyboards, mice, voice recognition, speech synthesis, etc.). MuSE was first developed at Sandia National Laboratories in 1991 and licensed to us in 1995. Since being licensed to us, we have made numerous enhancements to the MUSE software and added extensive capabilities and functionalities beyond those of the core software licensed from Sandia Corporation (see page "The MuSE License Agreement"). Multiple users can employ MuSE to share the same MuSE-based software application and collaborate from remote locations over computer networks. We believe MUSE represents a new approach to computer interaction by facilitating the integration of diverse types of data into a single presentation environment and by presenting this data using sight, sound and other methods of representation in a manner that enhances an end-user's ability to analyze and understand this data. This process is known as "perceptual computing" because it engages multiple senses and leverages the perceptual skills of computer users.

     o AVS/Express(TM)is offered in a Developer Edition and Visualization Edition. The Developer Edition is a multi-platform (Windows, Unix, Linux), component-based software environment for visualizing complex data and for building applications with interactive visualization and graphics functions. Users of the Developer Edition have access to a wealth of fine-grain visual programming objects that provide a complete development environment. Extremely advanced features of the Developer Edition permit software developer to reconfigure any aspect of the system and build powerful applications that can be licensed for distribution. The Visualization Edition of AVS/Express offers end users (such as scientists, researchers, and other technical professionals) an advanced and comprehensive suite of data visualization and analysis capabilities. It provides end users with state-of-the-art technology for advanced graphics, imaging, data visualization, and presentation. The Visualization Edition's visual programming environment makes it easy for users to quickly and interactively visualize their data.

     o AVS5(TM)is AVS' original visual programming and data visualization product. AVS5 consists of a comprehensive suite of data visualization and analysis techniques that incorporate both traditional visualization tools such as 2D plots and graphs and image processing, as well as advanced tools for 3D interactive rendering and volume visualization. AVS5 provides intuitive, easy-to-learn interfaces to the most frequently used visualization techniques. These interfaces, or "viewers", help users explore their data immediately--even before building a customized application. For the developer who builds custom applications, AVS5 provides a visual programming environment that is designed to accelerate the process of progressing from a prototype application to a tuned, deliverable application. AVS5 currently operates on all of the major UNIX workstations and supports the full range of graphics hardware available on these platforms.

     o Gsharp(TM)is a Windows and Unix-based software product that generates technical charts and graphs. It enables analysts, researchers and other computer users to choose from a large gallery of 2D and 3D graphs and select standard layouts or create custom graphs by combining, overlaying, or projecting any graph type. Only a minimum amount of information and experience is required for graph creation. Toolbars, custom features, popup "wizards" and other aids make it relatively simple to create sophisticated graphs and then select, view, and modify any graph attribute. A built-in data manager module makes it easy to read data from a vast selection of file formats and sources, including SQL databases. Gsharp produces high-resolution printed output and permits charts and graphs to be easily published over the Internet.

     o Toolmaster(TM)is a comprehensive graphics library for programmers that is used to create 2D and 3D charts and graphs and presentation-quality hardcopy output on the UNIX, OpenVMS and Windows platforms. Toolmaster supports a wide range of data formats and chart types, permitting software developers with no previous X or Windows programming experience to quickly add sophisticated graphics to their applications. Toolmaster can be integrated with Motif and Windows graphical user interface builders, enabling a reduction in application development time. Toolmaster provides precise control over chart layout and appearance with a comprehensive set of graph and attribute setting functions that satisfy even the most demanding layout requirements.

     o Professional services represent a significant portion of revenue for the Data Visualization Group. Many of our customers request and pay for our computer programmers to utilize our software products to create a computer program or complete software solution that is entirely unique to a very particular problem that the customer is attempting to solve. Despite the fact that many of our customers have skilled programmers on their staff, they often turn to us for extremely advanced application development projects. Custom applications can be produced for use by a single user at the client company, or, when used by multiple users, can sometimes produce additional royalty or licensing revenue. Often, these custom applications (or portions thereof) can be reutilized in other custom applications for future customers, or added to our software as new features or capabilities.

Our Advanced Visualization group has developed the following technologies and provides the following services, products and technologies:

     o Customized application development and related professional services represent a significant portion of revenue for the Advanced Visualization group and is a particular strength of that segment of our business. A majority of the software projects for which the Advanced Visualization group is engaged involves the creation of a very specific and customized product for the client. Custom applications are most commonly produced for use by a single user or small group of users at the client company, however sometimes can be created for large groups of users. Often, these custom applications (or portions thereof) can be reutilized in other custom applications for future customers.

     o Synthetic training systems are PC-based simulators that permit students to experience a computerized re-creation of complex equipment, facilities or systems (such as jet fighter cockpits or nuclear power plant control rooms), and to interact with the features and complexities of these systems in a lifelike manner. The advantage of synthetic training systems is that they can be far less costly than traditional simulators or physical mockups, have been demonstrated to be far more effective in terms of training speed and efficiency than traditional systems, and minimize the requirement for high-demand/high-cost equipment (such as actual aircraft) to be removed from service for training purposes. The Advanced Visualization group has developed an advanced synthetic trainer for the Royal Air Force that now serves as the validation and successful model for similar systems to be sold into the military, industrial and commercial markets. Synthetic training systems can range from $150,000 to over $1 million each, which may include the cost of hardware to operate the system. Annual maintenance and support are additional costs.

     o Advanced graphics and virtual reality hardware includes highly advanced Unix computers; personal computers of varying sophistication; computer display screens and projection systems; peripheral devices such as joysticks, head tracking devices, haptic feedback units, stereoscopic glasses; or any other piece of hardware that a customer might desire or require to take advantage of our software or services, or those provided by other companies. We offer these products to our customers because in many cases they are an integral part of advanced 3D graphics. None of the hardware products offered to our customers are manufactured directly by us, and we do not inventory any products. Upon receipt of a signed purchase order from a customer we place an order with a third party manufacturer and collect payment from the customer upon delivery and/or installation of the part. We represent approximately 50 manufacturers and offer approximately 200 different products. Only the Advanced Visualization group of our company offers these hardware products and accessories.

     o Visualization facilities are rooms or theaters that are specifically designed to present information using data visualization software and hardware to groups of decision makers. Advanced computers and projection systems can be used to produce extremely high resolution images with clarity and real time performance that are ideal for digital prototype presentation, high resolution mapping, command and control of processes and corporate planning and briefing applications. Visualization facilities have gained acceptance in the manufacturing, digital prototyping, engineering, process plant design and oil/gas exploration & production industries. Because of our expertise in the field of data visualization and advanced graphics, we have begun specifying hardware and software to be utilized in these industries that have embraced large-scale data visualization. None of the hardware products offered to our customers are manufactured directly by us, and we do not inventory any products. Upon receipt of a signed purchase order from a customer we place an order with a third party manufacturer and collect payment from the customer upon delivery and/or installation of the part. We represent approximately 5 manufacturers of large-scale visualization facilities and offer approximately 35 different equipment. The Advanced Visualization group are the sole resellers of visualization facilities, however other operating units can refer interested customers to the primary reselling units.

     o Systems integration, systems maintenance and support services are provided by the Advanced Visualization group to customers with varying types advanced graphics hardware and software systems. Many customers require technical assistance in configuring, installing and maintaining advanced equipment, as well as training on new systems and performing routine service on sophisticated hardware.

INDUSTRY OVERVIEW

     Our software products and consulting services have been oriented towards meeting the needs of the multiple sectors of the industrial, scientific, research and general business and financial industries. Each of these market sectors has been affected by several trends that have influenced our strategy and direction:

     o Corporations, government agencies and individual computer users are dealing with increasingly larger and more complex quantities of information, most of which is in the form of computer-based data. Making sense of this information is becoming more and more difficult, and the disparity of data formats commonly prevents such information from being integrated into a single computing environment in which a user can observe, analyze, and interact with the information.

     o Advances in multiprocessing chip technology and enhanced graphics card capabilities have empowered Windows platform computers and workstations to match the performance of several UNIX class machines, which until recently had been the standard of sophisticated computing tasks in many industries. The decreasing cost of Windows hardware and the large number of installed Windows operating systems has created a large and growing population of computer users who are capable of taking advantage of new software technologies.

     o Wide adoption of the Internet in nearly every business sector has afforded new possibilities and demands for remote collaboration, content delivery, data presentation and remote data access.

     o Advances in 3D graphics software and technology have created a paradigm of "visual computing" in several industries, most notable of which are the design, engineering, manufacturing and military sectors. Visual computing is used to create and manipulate true-color, three-dimensional objects representing complex data with extreme precision and speed, thereby enhancing understanding. In visual computing, a three-dimensional full color image replaces the two-dimensional screen image. The use of visually rich images makes it possible to represent complex data more understandably as well as to simulate real-world characteristics.

     We believe that these trends have created a unique and significant opportunity and that data visualization-related software and professional services will continue to grow in demand from both established and emerging markets. As these markets expand, customers will likely turn to companies such as ours, which have proven experience with software, solutions, hardware, installation, support, maintenance and training.

STRATEGY

         Our company is generally focused on providing customers with data visualization and advanced computer graphics solutions in the form of:

     o Data visualization software products that our customers can use to create software solutions on their own;
     o Turn-key data visualization and advanced computer graphics solutions that help a customer solve a particular problem;
     o    Training and support for our software products and solutions;
     o Computing hardware and accessories that are used in data visualization and advanced computer graphics; and
     o    Professional installation, maintenance, training and support services.

         We believe that our ability to provide such a sweeping range of products and services to multiple international market segments is a distinct advantage over companies that provide only limited aspects of our capabilities. As the market for our products and services grows, we believe that we will be poised to capture a significant share of such market and establish an international brand reflecting our position as a leader in data visualization and advanced computer graphics software and solutions.

         From the beginning of our 1999 fiscal year until the second quarter of our 2000 fiscal year, the primary sales strategy for MUSE Technologies and MUSE Federal Systems Group was to distribute its software products and services through a network of resellers that had extensive vertical market expertise. Because the MuSE software product is intended to serve the unique needs of many different industries, MUSE management believed that it would be more efficient to identify resellers, distributors, service providers and other experts in a select few industries to sell MuSE software to their existing and potential customers. That distribution strategy, known as the Strategic Reselling Partner
(SRP) program, has produced lower than expected results to date and management concluded in early fiscal 2000 that establishing a direct sales relationship with potential customers will shorten the sales cycle and ensure that MuSE software is effectively introduced into our target markets. The wholly-owned subsidiaries of our Advanced Visualization group historically sold products only using their own direct sales force, without any dependence on resellers or third party representatives.

         AVS also has relied primarily on a direct sales force to sell its products and services, although it has entered into several Independent Software Vendor (ISV) relationships in which third-party companies embed AVS technology in their software products.

         Our current strategy is to focus primarily on direct sales by our own sales staff to customers and ISVs and to develop ISV relationships in which our data visualization software products are utilized and/or embedded in third-party products, thereby producing ongoing licensing revenue.

         In addition, we have elected to place extremely limited emphasis on the sale of professional services to agencies of the US federal government, after concluding that our resources would be better applied to higher profit margin customer relationships in the commercial sectors of business and industry. Despite the fact that MUSE Technologies has historically conducted a substantial portion of its business with US federal agencies, management has determined that such activities were not as profitable as expected, however, they did produce extensive validation of the MuSE software product as well as valuable insight as to how to best exploit that technology. Accordingly, we have reduced the size of our MUSE Federal Systems Group subsidiary and may transfer any future government sales activity to our other Data Visualization group subsidiaries. We plan on continuing to sell our data visualization software toolkits and related licensed products to federal agencies on a direct basis as well as through reseller and ISV channels, and may selectively offer professional services to federal agencies and contractors. Certain subsidiaries of the Advanced Visualization group will continue to sell professional services to European government agencies and bodies.

         We have also eliminated the sale of medical training hardware and related software products from our Advanced Visualization group. On January 1, 2001 we transferred our interest in two products and one customer contract of MUSE Virtual Presence to Mentice AB, a Swedish company. Under the terms of our agreement with Mentice, we are entitled to purchase shares representing 5% of the company that develops and markets the former MUSE Virtual Presence products; and we will receive a 20% royalty in 2001 and a 10% royalty in 2002 of the profits derived from the MIST product, and a 5% royalty in 2001 and 2002 of all profits derived from the VIST product and our former contract with Guidant Corporation. We believe that this action will permit us to focus on core competencies and more developed market opportunities and eliminate a substantial investment that would be required to continue developing these products.

         Each of our operating groups is focused on generating revenue from well-defined vertical and horizontal industry sectors. The primary markets we are either currently or plan to serve include:

     o Data Visualization group: Business intelligence, data mining, decision support, education/Research, engineering, entertainment, manufacturing, ISV, oil & gas, scientific telecommunications, transportation and utilities;

     o Advanced Visualization group: Education/research, engineering, entertainment, government, manufacturing, telecommunications, synthetic training, transportation, and large-scale visualization facilities.

         We believe that these industries and our product/service offerings provide the greatest opportunity for revenue generation and growth potential. The majority of our targeted industries have already embraced various aspects of data visualization or advanced computer graphics or are exhibiting strong trends of adoption. We anticipate expanding into additional markets as opportunity and financial resources permit.

         Our current plan is for the Data Visualization group to sell its software and services in the U.S. and internationally and for the Advanced Visualization group to conduct its sales activities primarily in Europe.

SALES AND MARKETING

         Our current sales and marketing staff consists of 29 full-time employees; 11 salespersons serving the Data Visualization group; 7 salespersons serving the Advanced Visualization group; and 10 marketing personnel who provide marketing, public relations, graphic and Web design activities to both operating units. Our sales and marketing operations are overseen by a Senior Vice President, Vice President of International Operations and Vice President of Professional Services. In addition, we have a Vice President of Business Development and most of our top executives participate in sales activities with major corporate and ISV accounts.

         We are presently in the process of interviewing additional sales and marketing personnel and, subject to sufficient financial resources, plan on expanding our sales and marketing force in calendar 2001.

         The different operating groups and subsidiaries of our company have marketed our products and services using multiple tactics that best serve our targeted industries. In general, we have relied on the following channels of promotion:

     o Strategic media relations. We promote our products by obtaining product articles, customer testimonials and success stories in targeted trade and business publications. This practice has produced international visibility for our products and has served as a cost-effective means of promotion.

     o Attending trade shows and professional conferences. We participate numerous market-specific trade shows at which large groups of potential customers congregate to see the latest developments in their industry. Trade shows permit us to demonstrate our software and services and directly meet with potential customers to discuss their needs. The cost of trade shows is extremely expensive, however, and we attempt to mitigate the cost of selected shows by appearing in the exhibition booth of promotional partners to reduce the size and cost of our participation.

     o Solicitation of potential customers by direct phone and mail contact. We generate a substantial amount of repeat business with customers through a direct phone marketing program, and also identify potential new customers through this process, which is extremely cost-effective. We also send product brochures and promotional pieces via targeted postal mail and customer response, the cost of which can be considerable.

     o Joint promotions with strategic partners. We routinely engage in non-exclusive joint promotions with hardware and software companies whose products we use, advocate the use of, or sell through our Advanced Visualization group. Joint promotions can take the shape of trade shows, customer visits, printed brochures and/or Web-based promotions.

     o Print and online advertising. Historically, we have conducted very little advertising due to its high cost. Subject to sufficient financial resources and budget allocations, however, we plan on advertising selected products and services in targeted print publications and at targeted Internet sites.

CUSTOMERS

         Including our recently acquired AVS subsidiary, we have provided our software and services to approximately 2,500 international customers, the bulk of which come from AVS. Approximately 12,000 user licenses have been issued for AVS software products. Generally, our customers are large or mid-sized corporations with complex problems that they wish to better understand or solve, and software vendors who use our technology to add visualization capabilities to their own products.

         A partial list of customers of the Data Visualization Group includes:
Agilent; Arthur Andersen; Blue Martini Software; British Petroleum; Computer Associates; Con Edison; General Electric; Deutsche Telekom; Geoquest; Goodyear Tire & Rubber; JP Morgan; Los Alamos National Laboratory; Motorola; NASA (multiple facilities and programs); Sagetree; Sandia National Laboratories; Schlumberger; U.S. Air Force; U.S. Department of Transportation; U.S. Joint Chiefs of Staff; U.S. Navy (multiple facilities and programs); and Vodafone,

         A partial list of customers of our Advanced Visualization group includes: Alenia-Marconi; Bombardier; British Aerospace; British Telecom; DERA; Diageo; Electricite de France; European Union; Fluor Daniel; French Army; Lever Brothers; Lloyds Bank; Nestle U.K.; Procter & Gamble; Renault; Rolls Royce; Royal Air Force; Unilever; Severn Trent Water; and Vickers Defense.

STRATEGIC RESELLING PARTNERS AND INDEPENDENT SOFTWARE VENDORS

         MUSE Technologies developed its Strategic Reselling Partner (SRP) program in 1998 and relied almost exclusively upon this business model through early fiscal 2000. AVS has historically relied predominately on direct sales of its software to a mix of both corporate customers and Independent Software Vendors (ISVs), producing much more dynamic sales results. The SRP program has produced lower than expected results to date and management concluded in early fiscal 2000 that establishing a direct sales relationship with potential customers would shorten the sales cycle and ensure that MuSE software is effectively introduced into our target markets.
We are no longer actively engaged in SRP activity.

         ISVs and SRPs can produce revenue for our company by:

     o Generating revenue opportunities through the licensing and resale of our software;
     o Producing ongoing revenues through the licensing and sale of product upgrades and through service, support and maintenance agreements;
     o Creating additional revenues through the development of specialized applications appropriate to the specific vertical market(s) of the distributor; and
     o Producing new product development initiatives that result from customer feedback and product modification requests.

         Under the former SRP program, resellers could secure territorial or vertical market exclusivity by paying an up-front fee to us, or enter into a non-exclusive commitment for representation of MuSE software in selected markets. Both exclusive and non-exclusive SRP agreements established an anticipated revenue goal for the reseller over the multi-year period of their agreement. The relative value of each vertical market or territory was established by mutual agreement between us and the SRP. The valuation was based upon third-party data and market projection analysis that are obtained from one or more industry experts. In some cases, we were entitled to a percentage of sales or profits that the SRP derived from products that included our MuSE software. To date, no SRP has met its anticipated revenue goal or otherwise produced significant revenue for us.

         Under the AVS ISV program, distributors do not generally secure territorial or vertical market exclusivity, however, in some cases they may pay an up-front licensing fee with minimum annual re-licensing fees that are either flat-rate or determined by a percentage of sales of selected products. A unit of KGT, a subsidiary of Kubota Corporation, is the sole exclusive ISV of AVS, with the right to distribute AVS software products in Japan. AVS' ISVs have historically proven to be reliable sources of revenue and generally performed to the expectation of AVS management.

         We have entered into the following SRP relationships:

     o In June 1998, we entered into a strategic reselling partner agreement with Continuum Resources International, ASA, a Norwegian company, with respect to distribution of our products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, Continuum Resources paid us a non-refundable license fee of $5,000,000. Minimum sales commitments totaling $12,000,000 through 2001 were modified in June 2000 due to significant pricing reductions in the cost of our products and to enable Continuum Resources to implement its business plan. The modified agreement requires Continuum Resources to generate minimum revenues of $250,000 during the next fiscal year with minimum requirements for succeeding years to be established by mutual agreement. We are currently discussing a comprehensive settlement of all issues with respect to our relationship with Continuum Resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     o In December 1998, we entered into a non-exclusive strategic reselling partner agreement with Intergraph Corp., an automated business solutions company with customers worldwide in a variety of commercial sectors and government. The agreement with Intergraph provides Intergraph with the non-exclusive right to resell our products and services worldwide in exchange for minimum annual sales commitments aggregating $4 million through 2001. To date, Intergraph has not produced any material revenue through this agreement.

     o In February 1999, we entered into non-exclusive reseller agreements under our strategic reselling partner program with Analytical Mechanics Associates (AMA), a technical consulting firm, and Federal Data Corporation (FDC), an information technology provider serving primarily the federal government. Each agreement is for a term of three years with minimum sales commitments of $3 million over the term of the agreement. To date, neither AMA nor FDC have produced any material revenue through these agreements.

     o In March 2000, we entered into a non-exclusive reseller agreement under our SRP partner program with Pentagon Engineering, a "Best of Class" reseller of Hewlett-Packard hardware and the premier "Co-Create" software VAR in the U.S., as well as a developer of custom solutions for the engineering and automotive industries. Under the terms of a three-year non-exclusive agreement, Pentagon Engineering has committed to $1,000,000 over the term of the agreement. To date, Pentagon has not produced any revenue through this agreement.

     o In July 2000, we entered into a non-exclusive reseller agreement under our SRP program with Science Applications International Corporation
          (SAIC), a diversified high-technology research and engineering company that offers a broad range of expertise in analysis, computer system development and integration, technical support services, and computer hardware and software products. Under the terms of the agreement, SAIC plans to offer MuSE products and services within the U.S. to all federal agencies and companies that are qualified to perform work for a federal agency. International orders must be pre-approved by MUSE Federal Systems Group. The term of the agreement is through May 30, 2003. The agreement requires minimum sales commitments over the term aggregating $2 million. To date, SAIC has not produced material revenue through this agreement.

         Although our existing SRP agreements provide for minimum annual sales commitments, failure to satisfy such commitments will only permit us to terminate such strategic reselling partner agreement. Accordingly, we cannot assure you that the threat of termination of any strategic reselling partner agreement will be an effective deterrent against any breach of that strategic reselling partner agreement or that such minimum sales commitments will be realized.

         Our current strategy is to expand our sales force and convert all operating groups to a primarily direct sales model, where ISVs are identified and serviced in the same manner as other commercial accounts. For MUSE Technologies, this represents a material departure from our original business plan of dependence on SRPs and a change from our former belief that the company would primarily serve the needs of resellers and place significantly less emphasis on direct customer sales activity.

         To date, the migration of MUSE Technologies from a SRP revenue model to one of direct sales has been slow and only moderately productive.

         Since the completion of the merger with AVS, we have commenced planning a unified direct sales effort for the software products and services of both MUSE Technologies and AVS, however, our plan has not yet been fully implemented and we have seen only limited results. We still believe that long-term revenue can be generated from the ISV channel and plan on continuing to attract ISV business activity in concert with a direct sales program.

MATERIAL CONTRACTS WITH CUSTOMERS

We have entered into the following material contracts with customers:

     o In April 1999, we entered into a three-year agreement with The Goodyear Tire & Rubber Company to develop applications using our advanced visualization and network collaboration software. We agreed to provide software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that they satisfy the minimum annual project commitments. Sales activities in the tire and rubber manufacturing industry by our SRP's are not affected by this agreement. In December 2000, Goodyear advised us that they wished to terminate the agreement due to budgetary cutbacks. Although we are in continuing discussions with Goodyear about the future of our business relationship, it is likely that we will not see significant revenue from this customer in the future.

     o In January 2000, MUSE Virtual Presence entered into an agreement with Guidant Corporation to provide a sophisticated cardiology training simulator to Guidant's European headquarters in Belgium. Under the terms of a contract valued at approximately $500,000, MUSE Virtual Presence will undertake custom software development work to adapt the company's existing IST (Interventional radiology/cardiology Simulation-based Trainer) system. On January 1, 2001 we transferred our interest in this contract to Mentice. Under the terms of our agreement with Mentice, we are entitled to purchase shares representing 5% of the company that develops and markets the cardiology trainer; and we will receive a 20% royalty in 2001 and a 10% royalty in 2002 of the profits derived from the MIST product, and a 5% royalty in 2001 and 2002 of all profits derived from the VIST product and our former contract with Guidant Corporation.

     o In April 2000, MUSE Virtual Presence was awarded a major contract with the Manchester Visualization Centre to provide hardware, software and services at one of the world's most sophisticated facilities for advanced research and development, interactive computer graphics, multimedia, image processing and visualization. The contract, valued at approximately $1,000,000, provides for MUSE Virtual Presence to perform extensive work at the Manchester Visualization Centre, which is located at the University of Manchester in the United Kingdom. The project will transform computational systems into high-performance visual computing platforms for researchers, students and commercial users to project real-time graphics in a three-screen theater. Included in the project is the installation of MuSE and FrameSet software.

COMPETITION

         We believe that the current market for our data visualization and advanced graphics products and services is relatively small and fragmented. However, based upon publicly available and commissioned market research, we believe that this market will grow rapidly over the next five years. We believe that no single company dominates the market at the present time; however, a number of emerging companies are aggressively pursuing opportunities in the same market areas as us. Many of the companies with whom we compete or expect to compete have substantially greater financial resources, research and development capabilities, sales and marketing staffs and distribution channels and are better known than we.

         We believe that the principal factors affecting our ability to compete are the capabilities, functionality and architecture of our products; our ability to provide expert professional services; the ease of use of our software and solutions by end-users; the performance and functionality of software applications developed and marketed by us and our resellers; and the reputation of our subsidiaries within their respective markets.

         Other companies develop and market software that competes with certain features of each product we offer. Many of these companies have economic and marketing resources that are far greater than ours. Because the market for data visualization and advanced graphics software is just beginning to take on formal dimensions and because some of our competitors have product lines that offer more that just data visualization software and have longstanding relationships with leading corporations and government agencies, we may not be able to compete with these companies despite what we believe are superior features and capabilities of our products.

         The following companies engage in the sales of competitive software and/or services with our Data Visualization group:

     o    Division, a unit of Parametric Technologies
     o    iLog
     o    Khoral Research
     o    Multigen-Paradigm, a unit of Computer Associates
     o    Numerical Algorithms Group
     o    Research Systems, a unit of Kodak Corporation
     o    Sense8, a unit of Engineering Animation
     o    Template Graphics
     o    Visual Numerics
     o    Visual Insights
     o    Visual Mining

         Each of these companies offers a data visualization software product and/or a solutions capability that directly competes with us. We believe, however, that none of these companies offers the comprehensive range of data visualization products that we do and that our experience working with a wide range of visualization challenges is equal to or superior to that of our competitors. As the demand for data visualization software and solutions grows, more companies are likely to develop products that will compete with us. If we are unable to spend sufficient amounts on marketing, promotion and the expansion of our sales force, these companies may quickly dominate the markets in which we conduct business and prevent us from achieving our sales objectives.

         Two solutions providers are competitors to our Advanced Visualization group, both of which have marketing budgets, reputations, personnel resources and other capabilities that are significantly greater than ours. These include SGI and EDS. Both of these companies are large and have international dimensions, while our Advanced Visualization group operates primarily in two European countries only. We believe that our competitive strength over these companies is an 11 year reputation for developing quality solutions as well as our small size and agility. As the market for advanced computer graphics grows, additional competitors of all sizes may enter the marketplace and present new competitive challenges.

         The market for advanced data visualization facilities and related equipment is large and extremely competitive. In many instances, we compete directly with manufacturers that have independent sales forces as well as many other distributors of their products. Manufacturers and large resellers also have a greater ability to reduce the cost of their products to customers. We do not have any exclusive reseller agreements with manufacturers and in some cases we have a limited geographic territory in which we can sell certain products.

         As the data visualization and advanced computer graphics markets grow, new software and hardware products will inevitably become available and additional hardware vendors will emerge as competitors. We cannot be assured that we will be able to compete with these companies or that our existing customers will not turn to our competitors for products and services.

ACQUISITION STRATEGY

         In 1999 we commenced an acquisition strategy that was designed to achieve the following goals:

         o   Add new products, services and capabilities to our business;

         o   Create an international presence, primarily in Europe;

         o   Add new industries to our target markets;

         o   Add qualified technical personnel to our ranks;

         o Add revenue and other forms of economic opportunity from existing or imminent projects or products; and o Build an international brand that is synonymous with perceptual computing software and solutions.

         Our acquisition strategy was motivated by an awareness that data visualization and advanced computer graphics were beginning to transcend their "emerging industry" status and a belief that a company with a broad array of products, services and offices could better serve a host of customers in an array of industries.

         We believe that our acquisition efforts to date, including the acquisition of AVS, will significantly reposition us as a major contender for data visualization market leadership and will provide us with a majority of the benefits set forth above.

         On November 16, 1999, we purchased all of the outstanding stock of Virtual Presence, Ltd., a 10 year old United Kingdom company that creates sophisticated 3D graphics solutions using proprietary and third party software and hardware. MUSE Virtual Presence operates offices in London and Manchester, United Kingdom, and is the majority shareholder of SimTeam SARL, a French company that provides products and services similar to those of MUSE Virtual Presence in France.

         On March 17, 2000, we purchased all of the outstanding stock of Simulation Solutions, Ltd., a U.K. company involved in providing advanced solutions to the manufacturing industry using proprietary and third-party software and hardware. MUSE Simulation Solutions operates from the Manchester, U.K. offices of MUSE Virtual Presence.

         On March 28, 2000, we completed an asset purchase of theVRsource.com, an e-commerce Web site that is a reseller of our hardware and software and that of other companies that is used in virtual reality, data visualization and perceptual computing.

         On November 9, 2000 we completed the acquisition of AVS, an internationally recognized provider of data visualization software and solutions that markets its products and services through a direct sales force in North America and Europe and through indirect channels such as distributors and ISVs worldwide.

         At present, management continues to analyze acquisition opportunities, however, our ability to enter into any acquisition transactions is limited by a lack of current financial resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

THE MUSE LICENSE AGREEMENT

         Pursuant to the license agreement with Sandia Corporation, we received
(i) a limited exclusive worldwide license to use and reproduce the MuSE software, (ii) a license to create derivative works of MuSE software and (iii) the right to distribute and sublicense the MuSE software. The license agreement provides us with a ten-year exclusive license with respect to the MuSE software, and thereafter provides a non-exclusive right through 2015. After the end of the exclusive ten-year period, we may request that Sandia Corporation extend the exclusivity through 2015, which determination shall be made in Sandia Corporation's sole discretion and subject to continued royalty payments under the license agreement. If the license agreement continues in force for a total of 20 years, our rights under the license agreement convert to a paid-up non-exclusive license.

         We are required to pay royalties (with an annual minimum royalty of $20,000) for the term of the license agreement, based on our gross revenues, less cost of goods sold and certain other expenses, from the sale of products utilizing MuSE. Additionally, we paid a one-time license fee of $400,000 in connection with the acquisition of the license agreement from Viga Technologies Corporation in 1995. We are also required to retain the services of key personnel capable of supporting the MuSE software. The license agreement is terminable by Sandia Corporation in the event of a breach thereunder by us (including, without limitation, due to failure to pay minimum royalties in the annual amount of $20,000), or in Sandia Corporation's discretion, in the event of any breach of the license agreement, Sandia Corporation may convert the license into a non-exclusive license or otherwise reduce our rights thereunder.

         As part of the license agreement, we have agreed to grant Sandia Corporation an irrevocable non-exclusive license to use the MuSE software (and all enhancements, modifications and corrections made by us) and to develop derivative works based on the MuSE software for internal use at Sandia Corporation.

         Under the license agreement, we bear the risk that the information and technology licensed from Sandia Corporation and incorporated in the MuSE software may infringe the rights of third parties and must indemnify Sandia Corporation in respect of any claims for copyright infringement brought against them and arising from the development and distribution of the programs incorporated in the MuSE software. We have agreed to treat the originally licensed MuSE software as proprietary to Sandia Corporation. However, enhancements and modifications to such original software, which have been extensive, are considered proprietary to us.

INTELLECTUAL PROPERTY RIGHTS

         We have been advised that Sandia Corporation has filed patent applications for aspects of the MuSE software and holds copyrights to the MuSE software. We depend on Sandia Corporation for the protection of the intellectual property covered by the license agreement. We cannot assure you that Sandia Corporation will be able to patent other inventions present in the MuSE software or otherwise protect the proprietary intellectual property covered by the license agreement.

         We have filed and are in the process of filing patent applications for Continuum and related technologies, and also filed trademark and logo applications.

         We will generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in the intellectual property developed by us. Although we intend to provide products utilizing the MuSE software to its customers primarily in object code form, we cannot assure you that unauthorized third parties will not be able to copy the software. In addition, we cannot assure you that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to our software. We could incur substantial costs in defending itself or our licensees in litigation brought by third parties, or in seeking a determination of the scope and validity of the proprietary rights of others.

RESEARCH AND PRODUCT DEVELOPMENT

         We believe that our future success depends in large part upon consistent enhancements to our existing software products and the development of new software products. We are currently developing new software products relating to information management with broad applications in the commercial, government and education markets and enhancing existing products to improve price and performance, expand product capabilities, simplify user interfaces, help define and support emerging industry standards, and develop interoperability with most products and devices commonly used in our targeted markets. Our data visualization products operate on a broad range of platforms and with a variety of display and input/output devices. We also believe that it is beneficial to work with third parties to accomplish these goals and have, in the past, received funding from outside sources, such as grants from government organizations, to develop products and applications. We intend to continue to pursue such external research and development funding sources, however plan on becoming less reliant on them.

         For fiscal 2000, fiscal 1999 and fiscal 1998, our research and development expense was approximately $2,993,000, $2,303,000 and $957,000, respectively. We sponsored all research and development expenses except for payments derived from Small Business Innovative Research grants from the Federal government of approximately $341,000 which were included in revenue in fiscal 1998 and related to development of certain applications of our MuSE software product.

EMPLOYEES

         As of September 30, 2000, we had 70 full-time employees. As of January 26, 2001, subsequent to completion of our acquisition of AVS, our full-time employment increased to 159. We believe that our relationships with our employees are satisfactory. We have no history of any work stoppages and none of our employees are currently represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease 8,762 square feet of office and laboratory space in Albuquerque, New Mexico and by amendment of our lease, have leased an additional 8,787 square feet of space at our Albuquerque headquarters. The lease, as amended, provides for base rental payments of approximately $10,600 per month. The amended lease extends the termination date until January 31, 2002.

         We lease 2,342 square feet of office space and demonstration facilities in Arlington, VA. This lease provides for rental payments of $4,977 per month and terminates on January 31, 2003.

         MUSE Virtual Presence leases approximately 3,500 square feet of space in London at a rental of $4,500 per month on a lease expiring in 2023. Additionally, MUSE Virtual Presence leases a 5,000 square foot central development facility outside of Manchester (U.K.) at a rental of $3,500 per month on a lease expiring in June 2003. MUSE SimTeam leases approximately 1,800 square feet of space in Paris for a rental of $2,750 per month on a lease expiring in May 2001.

         AVS's executive and corporate offices comprise 14,429 square feet of a facility at 300 Fifth Avenue, Waltham, Massachusetts under lease agreements that expire on December 31, 2002. In addition, AVS has a lease for and has subleased 10,770 square feet of the Waltham facility to two other companies. AVS also maintains a total of eight leased sales offices in the following locations:
United Kingdom, France, Germany, Italy, Denmark, California and Virginia. AVS believes that its facilities are adequate for its current operations.

         We believe that all such properties are adequate and are for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we or our subsidiaries may be involved in litigation relating to claims arising in the normal course of business. We do not believe that any such litigation, if decided adversely to us or our subsidiaries, would have a material adverse effect on our results of operations or financial condition.

         Notwithstanding the foregoing, on November 25, 2000, John Hough, former Managing Director of Virtual Presence and a current director of MUSE Technologies, filed a Notice of Originating Application with the Employment Tribunals in the UK alleging unfair dismissal of his positions with Virtual Presence. Virtual Presence, through its attorneys, responded to Mr. Hough's allegations on December 21, 2000. Virtual Presence believes that Mr. Hough's claims are without merit and intends to vigorously defend itself in this proceeding. Management believes that the ultimate outcome of this proceeding will not have a material adverse effect on our results of operations or financial condition.

         We are also a party to two arbitration proceedings with respect to claims by two former employees, one of whom was an executive officer, alleging wrongful dismissal. The former employees are seeking unspecified damages in amounts in excess of $100,000. We do not believe that the final outcome of these proceedings will have an adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

Our Common Stock and Warrants are traded on the Nasdaq SmallCap (Trademark) Market ("Nasdaq") under the symbol "MUZE" and "MUZEW", respectively, and on the Boston Stock Exchange ("BSE") under the symbols "MZE" and "MZEW", respectively. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock and the Warrants as reported by Nasdaq and the BSE. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock                                             High     Low
------------                                             ----     ---

From November 17, 1998 (first trade date)               $14.00   $8.50
through December 31, 1998
Quarter ended March 31, 1999                            $10.50   $3.88

Quarter ended June 30, 1999                             $ 8.13   $3.88
Quarter ended September 30, 1999                        $ 6.25   $3.25
Quarter ended December 31, 1999                         $ 4.063  $2.625
Quarter ended March 31, 2000                            $ 6.25   $2.719
Quarter ended June 30, 2000                             $ 5.375  $2.00
Quarter ended September 30, 2000                        $ 3.375  $1.813

Warrants
--------

From November 17, 1998 (first trade date)               $ 4.18   $1.25
through December 31, 1998
Quarter ended March 31, 1999                            $ 3.50   $1.25
Quarter ended June 30, 1999                             $ 1.75   $1.13
Quarter ended September 30, 1999                        $ 1.63   $0.75
Quarter ended December 31, 1999                         $ 1.313  $0.50
Quarter ended March 31, 2000                            $ 1.44   $0.13
Quarter ended June 30, 2000                             $ 1.50   $0.63
Quarter ended September 30, 2000                        $ 0.81   $0.19


The approximate number of record holders of our common stock at January 22, 2001 was 676, not including beneficial owners whose shares are held by banks, brokers and other nominees.

We have not paid any dividends. We do not expect to pay cash dividends on our common stock in the foreseeable future as any earnings are expected to be retained to finance our operations. Declaration of dividends in the future will remain within the discretion of our Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Operating Results and Market Price of Stock" commencing on page 28. Additionally, this section does not include the comparative financial results of AVS since the acquisition of AVS occurred subsequent to the fiscal year end. However, certain pro forma financial information appearing in the Company's Consolidated Financial Statements is briefly discussed.

OPERATIONAL OVERVIEW

         We receive revenue from the sale and licensing of our software products, the sale of third-party manufactured hardware and software, and by providing consulting, training, support and maintenance services.

         From the beginning of our 1999 fiscal year until the second quarter of our 2000 fiscal year, the primary sales strategy for MUSE Technologies and MUSE Federal Systems Group was to distribute our software products and services through a network of resellers that had extensive vertical market expertise. Because the MuSE software product was designed to serve the unique needs of many different industries, management believed that it would be more efficient to identify resellers, distributors, service providers and other experts in a select few industries to sell MuSE software to their existing and potential customers. That distribution strategy, known as the Strategic Reselling Partner
(SRP) program, has produced lower than expected results to date, and while several SRP distributors continue to promote and offer the MuSE software product and services, management believes that establishing a direct sales relationship with potential customers will shorten the sales cycle, optimize profitability, and ensure that MuSE software is effectively introduced into our target markets. AVS has historically sold products through its own direct sales force and through ISVs.

         Our current strategy is to expand our sales force and convert all operating units to a primarily direct sales model where a combination of products and services are offered to our customers. For MUSE Technologies and MUSE Federal Systems Group this represents a material departure from our original business plan of dependence on SRPs and a belief that the company would take on the primary dimensions of a "software publisher" with revenue being generated from software licensing and royalty income. Management still believes that long-term revenue can be generated from conventional royalty/licensing publishing practices by resellers and directly by us; however, as a means of creating a larger installed base of users, we believe that the current sales strategy of all of our subsidiaries and operating groups should be focused on direct contact with customers that have complex data integration and data analysis challenges and large populations of users. We believe that select target markets can benefit from an integrated deployment of our software and professional services, and that a direct sales effort will produce faster and more significant revenues.

         Revenue is generated through a direct sales process as well as by authorized resellers. As a result of significant lead time necessary to market and consummate such direct sales and reseller agreements, our quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be expected in subsequent quarters. Currently, our SRP program has been requiring a greater than anticipated sales cycle and, therefore, sales attributable to resellers for the period ended September 30, 2000 were not significant.

         Although our existing reseller agreements provide for minimum annual sales commitments, failure to satisfy those commitments merely permit us to terminate that agreement. Accordingly, we cannot provide assurance that the threat of terminating any strategic reselling partner agreement is an effective deterrent against a breach of the agreement that the minimum sales commitments have not been realized.

         In June 1998, we entered into a strategic reselling partner agreement with Continuum Resources International, ASA, a Norwegian company, with respect to distribution of our products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, Continuum Resources paid us a non-refundable license fee of $5,000,000. Minimum sales commitments totaling $12,000,000 through 2001 were modified in June 2000 due to significant pricing reductions in the cost of our products and to enable Continuum Resources to implement its business plan. The modified agreement requires Continuum Resources to generate minimum revenues of $250,000 during the next fiscal year with minimum requirements for succeeding years to be established by mutual agreement by December 31, 2000. We have entered into discussions with Continuum Resources to achieve a comprehensive solution to all issues, including payment to us of certain notes receivable.

         In December 1998, we entered into a non-exclusive strategic reselling partner agreement with Intergraph Corp., an automated business solutions company with customers worldwide in a variety of commercial sectors and government. Our agreement with Intergraph provides it with the non-exclusive right to resell our products and services worldwide in exchange for minimum annual sales commitments aggregating $4 million through 2001. As of September 30, 2000, Intergraph has not yet generated any sales of our software under the agreement.

         In February 1999, we entered into non-exclusive reseller agreements under our SRP program with Analytical Mechanics Associates (AMA), a technical consulting firm, and Federal Data Corporation (FDC), an information technology provider serving primarily the Federal government. Each agreement is for a term of three years with minimum sales commitments of $3 million over the term of the agreement. As of September 30, 2000, AMA has not yet generated any sales of our software and FDC has produced approximately $50,000 in sales of our software.

         In March 2000, we entered into a non-exclusive reseller agreement under our SRP program with Pentagon Engineering, a "Best of Class" reseller of Hewlett-Packard hardware and the premier Co-Create software VAR in the U.S., as well as a developer of custom solutions for the engineering and automotive industries. Under the terms of a three-year non-exclusive agreement, Pentagon Engineering has committed to $1,000,000 over the term of the agreement under this agreement. There have been no revenues produced to date under this agreement.

         In July 2000, we entered into a non-exclusive reseller agreement under our SRP program with Science Applications International Corporation (SAIC), a diversified high-technology research and engineering company that offers a broad range of expertise in analysis, computer system development and integration, technical support services, and computer hardware and software products. Under the terms of the agreement, SAIC plans to offer certain of our products and services within the U.S. to all federal agencies and companies that are qualified to perform work for a federal agency. International orders must be pre-approved by MUSE Federal Systems Group. The term of the agreement is through May 30, 2003. The agreement requires minimum sales commitments over the term aggregating $2 million. There have been no revenues produced to date under this agreement.

         In April 1999, we entered into a three-year agreement with Goodyear Tire & Rubber Company to develop applications using our advanced visualization and network collaboration software. We will provide software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides Goodyear with exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that minimum annual project commitments are satisfied. Sales activities in the tire and rubber manufacturing industry by our SRP are not affected by this agreement. In December 2000, Goodyear advised us that they were terminating the agreement effective as of December 31, 2000 due to budgetary cutbacks. Although dialog with Goodyear is continuing, it is unlikely that we will receive significant revenues from Goodyear in the future.

         In January 2000, MUSE Virtual Presence entered into an agreement with Guidant Corporation to provide a sophisticated cardiology training simulator to Guidant's European headquarters in Belgium. Under the terms of a contract valued at approximately $500,000, MUSE Virtual Presence was to undertake custom software development work to adapt the company's existing IST (Interventional radiology/cardiology Simulation-based Trainer) system. However, on January 1, 2001, our interest in this contract was transferred to Mentice AB, a Swedish company. Under the terms of our agreement with Mentice, we are entitled to purchase shares representing 5% of the company that will develop and market the former MUSE Virtual Presence products. We will also be entitled to a 20% royalty in 2001 and a 10% royalty in 2002 of the profits derived from the MIST product; and a 5% royalty in 2001 and 2002 of all profits derived the VIST product and our former contract with Guidant Corporation.

         In April 2000, MUSE Virtual Presence was awarded a major contract with the Manchester Visualization Centre to provide hardware, software and services at one of the world's most sophisticated facilities for advanced research and development, interactive computer graphics, multimedia, image processing and visualization. The contract, valued at $1,000,000, provides for MUSE Virtual Presence to perform extensive work at the Manchester Visualization Centre, which is located at the University of Manchester in the United Kingdom. The project will transform computational systems into high-performance visual computing platforms for researchers, students and commercial users to project real-time graphics in a three-screen theater. Included in the project is the installation of MuSE and FrameSet software.

         In 1999, we formed MUSE Federal Systems Group, Inc., a wholly owned subsidiary that provides software and consulting services exclusively to federal agencies and government contractors. During fiscal 2000, we have determined to place extremely limited emphasis on the sale of professional services to agencies of the US federal government, after concluding that our resources would be better applied to higher profit margin customer relationships in the commercial sectors of business and industry. Despite the fact that MUSE Technologies has historically conducted a substantial portion of its business with US federal agencies, management has determined that such activities were not as profitable as expected, however, they did produce extensive validation of the MuSE software product as well as valuable insight as to how to best exploit that technology. Accordingly, we have reduced the size of our MUSE Federal Systems Group subsidiary and may transfer any future government sales activity to our other Data Visualization group subsidiaries. We plan on continuing to sell our data visualization software toolkits and related licensed products to federal agencies on a direct basis as well as through reseller and ISV channels, and may selectively offer professional services to federal agencies and contractors. Certain subsidiaries of the Advanced Visualization group will continue to sell professional services to European government agencies and bodies.

         On November 16, 1999, we completed the acquisition of Virtual Presence Ltd., a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. We acquired Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of our common stock, subject to certain restrictions. Of those shares, 205,522 were subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share. Accordingly, an additional 246,906 shares of our common stock will be issued in connection with this transaction.

         On March 17, 2000, we acquired Simulation Solutions, Ltd., a U.K. company that provides advanced software and consulting services in the field of plant and equipment manufacturing simulation. We acquired Simulation Solutions for a total of $117,333 in cash and 44,895 shares of our common stock. Simulation Solutions has been incorporated into our existing European operation. The contribution to revenues as a result of this acquisition has not been significant to date.

         On March 28, 2000, we purchased theVRsource.com, a prominent e-commerce site for advanced visualization and virtual reality hardware, from theVRSource, Inc., a Colorado corporation, for $400,000 in cash and notes. TheVRsource.com website offers high performance peripheral devices from leading hardware manufacturers including Polhemus, Ascension, FakeSpace, Virtual Technologies, Sony and Virtual Research Corporation. The contribution to revenues as a result of this acquisition has not been significant to date.

         On May 4, 2000, our CEO and Chairman resigned. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of our common stock in connection with his resignation, we incurred a charge to earnings in the third fiscal quarter of approximately $990,000. As part of the resignation arrangement, we will make certain of these payments over a two-year period.

         On November 9, 2000 we completed the acquisition of AVS through a merger, and AVS has become a wholly owned subsidiary of MUSE Technologies, Inc. AVS is an internationally recognized provider of data visualization software and solutions that markets its products and services through a direct sales force in North America and Europe and through indirect channels such as distributors and independent software vendors worldwide. Kubota Corporation has distribution rights in Japan to AVS products through its KGT subsidiary. As a result of the merger, the stockholders of AVS received an aggregate of 1,929,579 shares of our common stock in exchange for all outstanding shares of AVS capital stock.

         On January 22, 2001, we received a letter from the Nasdaq Stock Market indicating that, as a result of the failure to timely file our annual report, our common stock would be delisted from the Nasdaq Stock Market as of January 30, 2001 unless our annual report was field by January 29, 2001. We have complied with this request and are confident that no such delisting shall occur.

RESULTS OF OPERATIONS FOR FISCAL 2000 AND FISCAL 1999

         Revenue for the fiscal year ended September 30, 2000 ("fiscal 2000") was $6,069,592 as compared to revenue of $1,723,267 for the fiscal year ended September 30, 1999 ("fiscal 1999"). The increase of $4,346,325 or 352% for the twelve-month period is primarily attributable to sales generated by Virtual Presence, which was acquired in November 1999, together with increases in product and contract sales during fiscal 2000.

         Total operating expense for fiscal 2000 was $17,814,231 compared to total operating expense of $6,970,963 for fiscal 1999. The increase of $10,843,269 or 256% for fiscal 2000 is primarily attributable to incorporating the expenses of Virtual Presence and Simulation Solutions operations, including $3,396,238 in costs of products sold, an increase in selling, general and administrative expenses as a result of increases in engineering and administrative personnel, as well as one-time charges of $994,062 for severance and other costs in conjunction with the resignation of an executive officer in May 2000, merger and acquisition costs of $596,709 associated with the acquisition of AVS, and a write-down of goodwill associated with the disposition of the medical products of Virtual Presence.

         Total other expenses for fiscal 2000 was $350,637 as compared to other income of $134,747 for fiscal 1999. The net drop in other income of $485,384 for fiscal 2000 as compared to fiscal 1999 is primarily attributable to an unrealized loss on investments of $687,625, and increase in interest expense of $44,533, and a reduction in interest income of $316,862. Fiscal 1999 included a one-time charge of $563,685 of costs in excess of market value of repurchased stock.

         Accordingly, the net loss for fiscal 2000 of $12,095,276 as compared to the net loss of $5,112,948 for fiscal 1999, reflected the significant increases in revenue and costs associated with the Virtual Presence acquisition, the hiring of additional personnel, one-time charges for severance costs and other acquisition costs and an unrealized loss on investments.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our capital requirements have been funded through a series of debt and equity financings and revenues received through the strategic reselling partner program. During fiscal 2000, revenues generated from direct sales activities have also funded portions of our capital needs.

         In July 1998, we sold 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to Continuum Resources for an aggregate purchase price of $8,000,000. In October 1998, we loaned $1,000,000 to a subsidiary of Continuum Resources for the establishment of a Houston facility. The loan is payable on demand and bears interest at the rate of 12% per annum. A balance of $1,000,000 plus accrued interest of $34,414 remains outstanding on the loan as of the date hereof. We are currently in discussions with Continuum Resources to formalize a further payment strategy. Pursuant to a written agreement with Continuum Resources dated June 2000, Continuum Resources has acknowledged its payment obligations on the loan. In the event we cannot reach agreement on payment terms or such payment is not made upon demand, we will be entitled to terminate the reseller agreement and Continuum Resources' exclusive distribution rights for MuSE software in the oil and gas industry. Accordingly, a reserve of $250,000 has been taken against the value of the loan.

         On November 19, 1998, we consummated an initial public offering through the sale of 1,200,000 shares of common stock and Class A Warrants to purchase 600,000 shares of common stock and received gross proceeds of $9,600,000. Additionally, on December 2, 1998, the underwriter of our initial public offering exercised its over-allotment option in full and we received gross proceeds of $1,440,000. Total net proceeds to us from the initial public offering were approximately $9,200,000.

         On November 16, 1999, we completed the acquisition of Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of our common stock, subject to certain restrictions. Of such shares, 205,522 are subject to adjustment in the event that the average price of our common stock over the twenty day period prior to November 15, 2000 is less than $4.41 per share.

         In December 1999, we entered into an agreement with Josephthal & Co., Inc. for financial advisory services. In connection with this agreement, we paid $75,000 to Josephthal and granted Josephthal three-year warrants to purchase 82,500 shares of our common stock at $3.90 (representing 120% of the market price of the common stock on the date of grant). We recorded a charge to operations of $113,000 in connection with the granting of such warrants.

         On March 17, 2000, we acquired Simulation Solutions for $117,333 in cash and 44,895 shares of our common stock. On March 28, 2000, we acquired theVRsource.com for $400,000 in cash and notes.

         In May 2000, in connection with the letter of intent relating to the acquisition of AVS, AVS borrowed $1,000,000 from us. The note is payable on demand and bears interest at the rate of 10% per annum payable monthly in advance.

         On June 1, 2000, we entered into an equity line agreement with Kingsbridge Capital Limited. The equity line agreement entitles us to sell and obligates Kingsbridge to purchase, from time to time, up to $18,000,000 of our common stock at a discount of 10% or 12% depending on the market price of our common stock. Our ability to require Kingsbridge to purchase our common stock is subject to certain limitations based on the market price and trading volume of our common stock. Additionally, on August 7, 2000, we sold to Kingsbridge a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of our common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. We also issued to Kingsbridge warrants to purchase 200,000 shares of our common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of our common stock in connection with the note issuance exercisable at $2.6125 per share over the four year period commencing on August 7, 2001.

         On November 9, 2000 we completed the acquisition of AVS through a merger, and AVS has become a wholly owned subsidiary of MUSE Technologies, Inc. As a result of the merger, the stockholders of AVS received an aggregate of 1,929,579 shares of our common stock in exchange for all outstanding shares of AVS capital stock. Additionally, we have exchanged AVS' outstanding stock options for MUSE stock options and will be required to issue 232,800 shares of our common stock pursuant to a convertible note to Kubota Corporation.

         On December 12, 2000, we appointed BlueStone Capital Partners, L.P. as our financial and investment banking advisors. Under the term of a non-exclusive agreement, Bluestone is to be paid a one-time retainer of $50,000 in addition to monthly fees, plus a commission at the closing of the sale of securities, if any, to certain institutional, accredited individual or strategic investors.

         On December 26, 2000, we entered into an agreement with Prevail With Vision, Inc. (PVW) to assist us in identifying between $3,500,000 and $10,000,000 in loan or credit facilities. Under the terms of this agreement, PVW was paid a retainer fee of $25,000 and will receive a 6% placement fee on any funds raised by PVW.

         On January 2, 2001, we retained The Wall Street Group, Inc. as financial relations advisors. Under the terms of an agreement, The Wall Street Group will receive $7,000 per month in consulting fees and warrants to purchase 100,000 shares of our common stock at a price of $0.52 per share. The agreement is for a term of one year and can be cancelled by either party upon 90 days written notice, at which time The Wall Street Group will refund a prorated portion of the warrants.

         For fiscal 2000, there was a net decrease in cash of $11,622,930 as compared to a net increase in cash of $8,525,331 for fiscal 1999. The decrease in cash is primarily attributable to the net loss of $12,095,276, the acquisition of subsidiaries for $1,068,005, the purchase of property and equipment for $515,232, the purchase of marketable securities for $1,950,228, capitalization of development costs for $1,628,353, increases in accounts receivable of $329,451, the issuance of a $1,000,000 note receivable offset by the funding provided by a $1,000,000 note payable. For fiscal 1999, the increase in cash was primarily attributable to the receipt of proceeds from our initial public offering and collection of accounts receivable associated with a strategic reselling partner agreement offset in part by the net loss of $5,112,948.

         In October 1999, we deposited $2,000,000 in an investment account with a premier investment banking organization. As of September 30, 2000, the value of such account was approximately $1,300,000. We recently discovered additional significant losses in this account subsequent to our fiscal year end. We believe that such losses may be attributable to circumstances other than normal market fluctuations. The value of the account at December 31, 2000 was approximately $300,000. We have engaged the services of a law firm and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings. We believe that improprieties may have been committed, and to the extent that we may have valid legal claims relating to these losses, we intend to prosecute those responsible to the fullest extent of the law.

         Our capital requirements depend on numerous factors, including the progress of our product development programs, our ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization and distribution of our products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and the anticipated combination of our operations with those of AVS. Based upon our current plans we believe that current cash resources as well as anticipated funds to be generated from operations, will be insufficient to satisfy our needs for the next 12 months. The equity line agreement provides a potential source of funds, however, under current market conditions, drawing down on the equity line will be too costly and result in significant dilution to stockholders. Accordingly, we must obtain additional capital from other sources and there can be no assurances that additional financing will be available or that the terms of any financing will be acceptable to us.

         Further, as a result of the merger with AVS on November 9, 2000, it is anticipated that we will require significant additional funds in order to complete the effective combination of our operations (including international operations) and to continue to fund certain projects under development. We cannot assure you that such funds will be available or that we can effectively combine our operations with those of AVS as anticipated. The dollar amount required to successfully market the combined product and service offerings of MUSE and AVS has not yet been determined, however, we believe that it will be significant and may not produce immediate results. We plan to develop combined marketing strategies and operating budgets in the near term to determine the amount of cash required to integrate existing operations, create a new corporate identity, launch new products, revitalize existing products, produce new marketing and promotional materials, expand an international sales force, create an effective customer and product support organization and invest in new technology development.

         Although we have engaged the services of investment banking and financial services firms to assist us in identifying sources of financing, we can provide no assurance that the amount or structure of any such financings will be acceptable. In such event, we will be forced to curtail our planned marketing and growth strategies and possibly certain of our operations. In this regard, we have been attempting to cut costs where feasible and have significantly reduced personnel and operating costs in our Albuquerque, NM office and have moved our principal offices and operations to Waltham, Massachusetts to take advantage of the synergies available as a result of the merger with AVS.

         We continually explore strategic, joint venture and acquisition opportunities both in the United States and abroad. From time to time, we may be involved in negotiations for strategic reselling partner arrangements, other strategic relationships, joint ventures, financing arrangements or possible acquisitions, however, current negotiations, if any, are too preliminary to warrant disclosure at this time. We will keep investors informed as such negotiations mature.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

OUR FUTURE PROFITABILITY IS UNCERTAIN AND WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE.

         Our revenue to date has not been substantial, and any increase in revenue will be dependent upon our ability to market our products, either directly or through distributors or strategic partners. We expect to substantially increase our operating expenses in anticipation of increased revenue with no assurance that we will generate sufficient revenue to cover such expenses. Accordingly, we can not assure you that we will ever be able to successfully market and commercialize our products or that we will ever achieve sustained profitable operations.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE FOR OPERATIONS AND ACQUISITIONS.

         We have expended, and will need to expend, additional funds in order to continue our marketing and product development programs and for acquisitions. To date, we have completed a number of acquisitions and we are in the process of acquiring AVS. The acquisitions will require cash to fund the purchases and assimilation of the acquired businesses into our company. Our capital requirements depend on numerous factors, including:

          o the progress and strategic direction of our product development, marketing and sales programs;
          o our ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization of our products;
          o    our need to purchase or lease additional capital equipment; and
          o the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

To date, our principal source of funds has been from the sale of our debt and equity securities and revenues from sales activities. We have entered into an equity line agreement with Kingsbridge which allows us to issue and sell and requires Kingsbridge to purchase up to an aggregate of $18,000,000 of our common stock, subject to certain limitations based on market price and trading volume of our common stock and the satisfaction of other conditions. We cannot assure you that we will meet all of the conditions required to obtain financing under the equity line agreement. Further, if our current and projected needs change due to unanticipated events or otherwise, we may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our product development programs, including but not limited to the further development of our software products, or related products, or we may be forced to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or products that we would not otherwise relinquish.

BECAUSE POTENTIAL CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS WE MAY NEVER ACHIEVE ENOUGH SALES TO MAKE OUR BUSINESS PROFITABLE.

         The commercial success of our products will be dependent on their acceptance by potential customers. Our software products are based on technology that has had extremely limited marketplace acceptance and is subject to the risks of failure inherent in products based on new technologies. A significant portion of our resources will be used for research and development and marketing relating to our software and other products and services. There can be no assurance that we can or will develop marketable products. The failure of our products to achieve market acceptance would have a material adverse effect on us.

WE HAVE LIMITED SALES AND MARKETING CAPABILITIES.

         Our ability to generate revenue and profits from our software products is dependent upon our ability to successfully market our products. Our sales efforts for our software products will be undertaken by a direct sales force as well as potential strategic partners who can develop and market applications based on our software products in various industries. Substantial marketing efforts will be required to increase sales. In addition, we are subject to the risks inherent in any attempt to commercialize products based on emerging technology, many of which are not within our control. Our ability to generate revenue and profits is dependent upon the ability and success of our sales force and traditional marketing methods. We cannot assure you that we will be successful in our marketing efforts.

WE ARE DEPENDENT ON STRATEGIC PARTNERS TO HELP MARKET AND COMMERCIALIZE OUR SOFTWARE PRODUCTS.

         To the extent that we rely upon strategic partners to perform such functions as marketing or commercialization of applications based on our software products, we will be dependent upon the ability and willingness of those strategic partners to perform their obligations in a timely manner. The amount and timing of the allocation of resources by any strategic partner pursuant to its arrangement or agreement with us may be affected by numerous factors not within our control, including, but not limited to:

          o    a change in management or direction by the strategic partner,
          o the introduction by the strategic partner of products which may compete with our products or applications or
          o the strategic partner's perception of the market for our products.

         Conflicts of interest could arise between us and one or more of our strategic partners which, depending on the nature of the conflict, could have a material adverse effect upon our business, prospects and financial condition. Although we will seek to restrict our strategic partners from developing competitive products we may not be able either to obtain or enforce the restrictions. Our strategic partners or their affiliates may develop, either alone or with others, products which are competitive or have applications which are competitive with our products. Those conflicts could affect the support provided by the strategic partner for our products which could have a material adverse effect on us.

         Our ability to enter into arrangements with strategic partners on acceptable terms may be affected by our financial condition. To the extent that we are in a position where it requires substantial capital to fund our operations, it may be necessary for us to grant to strategic partners rights to our products or technology which we would not otherwise grant. There can be no assurance that we can or will be able to enter into strategic relationships or that any agreements or arrangements with strategic partners will generate revenue or profits for us.

OUR DEPENDENCE ON A LICENSE AGREEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         One of our software products, MuSE (Multi-dimensional user oriented Synthetic Environment), is based on software which is licensed to us by Sandia Corporation. The license agreement grants us exclusive rights to develop and commercialize MuSE until October 2005 and thereafter provides a non-exclusive right through 2015. At the end of the period of exclusivity, we may request that Sandia extend our exclusivity through 2015, which determination shall be made in Sandia's sole discretion. Sandia Corporation has the right to terminate the license or make the license non-exclusive in the event we fail to pay the required royalties under the license agreement, with an annual minimum royalty of $20,000 through the year ending December 31, 2006. Any termination of the license agreement will have a material adverse effect on us. Furthermore, if and when the license becomes non-exclusive, other companies may obtain the rights to the MuSE technology to develop products which may compete with our products.

THE COMPUTER AND SOFTWARE INDUSTRIES ARE SUBJECT TO RAPID CHANGES IN TECHNOLOGY.

         The computer industry in general and the software industry in particular are subject to rapid changes in technology, which can make our hardware or software obsolete. Advances in technology create markets for new products and can change or reduce the market for existing products. There can be no assurance that future technological developments will not result in technologies which render our products or applications obsolete. In order for us to obtain market acceptance of our software and related products, we must be able to convince our potential customers and strategic partners that we have the technological capabilities to meet the technological demands of the marketplace. Furthermore, the willingness of a potential strategic partner to enter into an agreement or arrangement with us and to devote the financial and personnel resources to the development of applications using our software may be dependent on, among other factors, our ability or the ability of the strategic partner to offer solutions which are competitive with products developed and offered by others and whether those products can generate an acceptable market share.

WE MAY HAVE DIFFICULTY PROTECTING PATENTS AND OTHER PROPRIETARY RIGHTS TO OUR TECHNOLOGY AND INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND MAY RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

         We believe that patent and other protection of intellectual property rights is crucial to our business and that our future will depend in part on our ability to develop proprietary and/or patented products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our products are based on patents and other proprietary technology developed by us and by Sandia Corporation or licensed to us by others. Patents have been issued separately to us and to Sandia Corporation with respect to various aspects of MuSE. However, no assurance can be given that the patents will be upheld if challenged. Any challenge to the validity of our patent or license rights, regardless of whether we ultimately prevail, could be expensive and could require us to use a significant portion of our resources for litigation, without any assurance of success.

         Under our license agreement with Sandia Corporation, Sandia has the obligation to defend the patents licensed to us against any claim of infringement or invalidity, as a result of which we will be dependent upon Sandia's willingness or ability to defend the patents against any claim.

         We cannot assure you that third parties will not challenge the validity and enforceability of the patent applications or any patents owned or issued in the future to us, or that the challenges will not be successful. We cannot assure you that patent infringement claims will not be asserted and found to have merit, that we will not be enjoined from using MuSE or licensing MuSE, or that we would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement.

         We will generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in the intellectual property developed by us or licensed to us. Although we intend to provide products utilizing our software to our customers primarily in object code form, we cannot assure that unauthorized third parties will not be able to duplicate the software code.

BECAUSE OUR PRODUCT LIABILITY INSURANCE MAY BE INSUFFICIENT OR MAY NOT BE AVAILABLE IN THE FUTURE, OUR BUSINESS COULD BE SIGNIFICANTLY AFFECTED.

         The use of our products, including products designed and marketed by a potential strategic partner, or the distribution of products manufactured by others, may expose us to liability claims resulting from the use of such products. We currently maintain limited product liability insurance in the aggregate amount of $2,000,000 per occurrence with a total aggregate limit of $5,000,000, and we cannot assure you that the coverage will be adequate. Furthermore, we cannot assure you that adequate product liability insurance will be available to us or any of our strategic partners in the future at a reasonable cost, if at all. Our inability or the inability of any strategic partner to obtain sufficient coverage at an acceptable cost or to obtain other protection against potential liability could prevent or inhibit the commercialization of one or more of our proposed products. A successful product liability claim or a product recall would have a material adverse effect upon our business, prospects and financial condition.

OUR DEPENDENCE ON GOVERNMENT CONTRACTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We maintain several Federal government contracts and receive grants from the Federal government, all of which are cancelable and subject to renegotiation at the option of the government for any reason. We derive a portion of current revenues, and expect to continue to derive a portion of our revenues in the near future, from government contracts. Accordingly, any cancellation or renegotiation relating to significant projects could have a material adverse impact on us.

OUR BUSINESS MAY BE SIGNIFICANTLY AFFECTED BY THE LOSS OF OUR KEY PERSONNEL.

         We are dependent upon the services of Russell G. Barbour, Chief Executive Officer of AVS and Brian Clark, President and Chief Financial Officer of MUSE. Given our early stage of development and the shortage of personnel trained in the application and adaptation of our MuSE product, we are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to adapt MuSE to specific applications and solutions. Loss of the services of any of Messrs. Barbour or Clark could have a material adverse effect on our operations and financial condition. We have entered into three-year employment agreements with Mr. Clark commencing as of June 1, 1998, providing for current annual compensation of $172,500. Each agreement provides for certain bonuses, severance benefits and non-competition covenants and, in some cases, payments in the event of a change of control.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY WHICH MAY ADVERSELY AFFECT OUR OPERATIONS.

         There are many companies, both public and private, engaged in developing and marketing products which compete or have applications which compete with our products. At the present time, AVS and divisions of Parametric Technologies, Engineering Animation and Computer Associates, among other companies, market competing products. We believe that the principal factors affecting our ability to compete include such factors as:

          o the functionality and architecture of MuSE and other software products developed by us,
          o the performance and benefits of specific applications created using our software products, and
          o the perceived ability of us and/or a strategic partner to support and service MuSE after installation.

         Most of the companies with which we compete and are expected to compete have substantially greater financial resources, research and development capabilities, sales and marketing staffs and distribution channels. We cannot assure you that our products and services will achieve sufficient quality, functionality or cost-effectiveness to compete with existing or future alternatives. Additionally, other major software companies may be able to develop competing products and, if our software products gain market acceptance, other more established companies may enter our markets.

OUR BUSINESS MAY BE SIGNIFICANTLY AFFECTED BY COST-REDUCTION PROGRAMS OF OUR CUSTOMERS.

         The pricing of our software products and software products in general may be affected by the continuing efforts of end-users and information technology managers to contain or reduce costs through various means, including curtailment of discretionary spending or reduction in the scope of or termination of existing projects. We cannot predict the effect that cost reduction measures or changes in the overall economy may have on our business, and we cannot assure you that those actions or changes in the economy will not have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that those actions or changes have a material adverse effect upon the business, financial condition and profitability of other companies that are prospective strategic partners for our products, our ability to commercialize or distribute our products may be adversely affected.

QUARTERLY FLUCTUATIONS IN OUR BUSINESS COULD ADVERSELY AFFECT REVENUES, OPERATING RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK.

         Quarterly revenues and operating results will fluctuate as a result of a variety of factors. These factors, some of which are beyond our control, include:

          o the timing of the completion, material reduction or cancellation of major projects,
          o the loss of a major customer or the termination of a relationship with a strategic partner,
          o    timing of the receipt of new business,
          o    timing of the hiring or loss of personnel,
          o changes in the pricing strategies and business focus of us or our competitors,
          o capital expenditures, operating expenses and other costs relating to the expansion of operations, and
          o general economic conditions and acceptance and use of our software products.

         Revenues and operating results are difficult to forecast because of those fluctuations.

         The trading prices of our common stock and warrants are subject to fluctuation in response to quarterly variations in operating results, announcements of technological innovations or new products or services by us or our competitors, as well as other events or factors. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and computer software companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock and warrants.

THE FAILURE TO ATTRACT OR THE LOSS OF SENIOR MANAGEMENT PERSONNEL COULD DETRIMENTALLY IMPACT OUR BUSINESS.

         The success of our company depends to a significant extent on the efforts of our senior management. The loss of one or more of these individuals could adversely affect us. Our continued success will depend on our ability to retain existing, and attract additional, qualified senior management personnel. We may not be successful in doing this.

MANAGEMENT WILL HAVE BROAD DISCRETION AS TO THE USE OF THE PROCEEDS FROM THE EQUITY LINE AGREEMENT.

         The net proceeds from the sale of shares to Kingsbridge under the equity line agreement and the exercise of the warrants will be used for working capital purposes, including marketing, research and development and other general corporate purposes. However, unforeseen circumstances, including general economic and business conditions or material shifts in our strategy or business plan may result in a reallocation of the intended use of the proceeds. Accordingly, management will have broad discretion with respect to the expenditure of the net proceeds.

IF WE CANNOT SUCCESSFULLY INTEGRATE AVS WITH OUR COMPANY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         The AVS merger involves the integration of two companies that have previously operated independently. To combine AVS with our company, we will need to integrate and coordinate:

          o    the management and administrative functions,
          o    product offerings and sales,
          o    marketing, and
          o    research and development efforts of each company.

If we cannot successfully integrate our operations, our business and the results of operations of the combined businesses could be adversely affected.

Combining AVS with our company will present a number of challenges, including:

          o the management of businesses with different customer bases and different approaches to manufacturing, sales and service, and
          o the integration of a number of geographically separated research and development and other facilities.

Whether or not this will succeed will depend largely on our ability to retain key management, sales and research and development personnel. In addition, our management will be occupied with integrating AVS operations with our operations following the merger and this may temporarily distract management from our day-to-day business. We cannot assure you that AVS will be successfully integrated with our company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 13(a)(1) in Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons are currently serving as directors or have been selected as director nominees to serve upon their election to the Board at the upcoming annual meeting of stockholders. Executive officer positions are noted in the biographical descriptions.

                                          PRESENT PRINCIPAL OCCUPATION
  NAME, BUSINESS                         AND PRINCIPAL OCCUPATION DURING                    DIRECTOR
 ADDRESS AND AGE                        LAST FIVE YEARS; OTHER ACTIVITIES                    SINCE
 ---------------                        ---------------------------------                    -----
Jack Berenzweig                    Jack C. Berenzweig has been a director of the             1999
Age 57                             Company since May, 1999.  Mr. Berenzweig
                                   currently practices law with the Chicago
                                   intellectual property law firm of Brinks
                                   Hofer Gilson and Lione, which he joined in
                                   1969. He is a graduate of Cornell University,
                                   where he obtained a bachelor's degree in
                                   Electrical Engineering; and American
                                   University Law School where he obtained a
                                   Juris Doctor degree and was a member of the
                                   Law Review. He is presently a director and
                                   Vice Chairman of the Brand Names Educational
                                   Foundation and a former member of the board
                                   of directors of the International Trademark
                                   Association. In addition, he is an ad hoc
                                   member of the Asian Patent Attorneys'
                                   Association Anti-counterfeiting Committee.

Brian R. Clark                     Brian Clark has been a director of the                    1999
Age 43                             Company since December 1999 and Chief
                                   Financial Officer of the Company since
                                   October 1996 and is also the Company's
                                   Treasurer and Secretary. Prior to becoming
                                   associated with the Company, Mr. Clark was an
                                   executive with Optimax Securities
                                   Corporation, a corporation engaged in
                                   investment banking, from 1995 until October
                                   1996; Chief Financial Officer of Softcop
                                   International, a software development
                                   company, from 1993 to 1995; Manager of
                                   Business Development for Royal Insurance
                                   Company of Canada, from 1989 to 1993; and a
                                   Chartered Accountant with Deloitte & Touche
                                   from 1985 to 1989.

Steve Sukman,                      Steve Sukman joined the Company as Director of            1999
Age 42                             Communications in September 1998 after having
                                   served as a public relations consultant to
                                   MUSE for more than one year prior to his
                                   employment with us. He was promoted to Vice
                                   President of Communications in June 1999 and
                                   to Senior Vice President in June 2000. Prior
                                   to joining MUSE, Mr. Sukman engaged in his
                                   own consulting practice where he specialized
                                   in providing corporate communications
                                   services to technology companies with complex
                                   products in emerging and specialized markets.
                                   He formerly served as Vice President of
                                   Potomac West Properties from 1990 through
                                   1992 and Vice President of Los Angeles
                                   Restaurant Group from 1992 through 1994.

John William Poduska, Sr.          John William Poduska, Sr. is currently the                Director
                                   Chairman of the Board of AVS.  Mr. Poduska was            Nominee
                                   Chairman, Chief Executive Officer and founder
                                   of Stardent Computer Inc., a predecessor
                                   company of AVS. Prior to founding Stardent, he
                                   was Chairman and Chief Executive Officer and
                                   President of Apollo Computer, Inc., and
                                   founder and Vice President of Research and
                                   Development of Prime Computer. He was also an
                                   assistant professor of electrical engineering
                                   at Massachusetts Institute of Technology in
                                   Cambridge, Massachusetts. In addition to his
                                   role as Chairman of the Board for AVS since
                                   November, 1991, Mr. Poduska currently sits on
                                   the board of Cambridge Technology Partners,
                                   Safeguard Scientifics, Union Pacific
                                   Resources, Multi Gen Inc., ICE, Exa
                                   Corporation, XL Vision and EVS. Mr. Poduska
                                   received a Bachelor of Science degree, a
                                   Master of Science degree and a Ph.D. in
                                   electrical engineering and computer sciences
                                   from MIT.

Russell G. Barbour,                Russell G. Barbour has been the President and             Director
Age 49                             Chief Executive Officer and a director of AVS             Nominee
                                   since November, 1998. Mr. Barbour was the Vice
                                   President of Product Development for AVS from
                                   April 1997 until November 1998 when he assumed
                                   his current responsibility. Prior to joining
                                   AVS, Mr. Barbour was President of Acuity
                                   Software, a privately held producer of
                                   software development tools. Mr. Barbour was
                                   also a senior software executive at Apollo
                                   Computer Inc. where he held the position of
                                   Vice President of Advanced Technology. Prior
                                   to Apollo, he held management and technical
                                   positions at Prime Computer and Honeywell
                                   Information Systems.

Ian R.G. Edmonds,                  Ian R. G. Edmonds has been a director of AVS              Director
Age 60                             from November, 1991 until July, 1996 and again            Nominee
                                   from January 1999 to present. Mr. Edmonds is
                                   currently

                                   serving as a consultant with AVS. Prior to that position, Mr. Edmonds was the President of SRR Solutions, Inc. SRR Solutions provides enterprise wide client/server credit and collections solutions to Fortune 2000 clients.
                                   Mr. Edmonds held vice president roles in engineering, marketing and customer service with Prime Computer and Stellar Computer. He also served as President of Stardent Computer
                                   Inc., the UNIRAS Division of AVS Inc. and
                                   Winsbrook Software, Inc.

John Hough,                        John Hough has been a director since January              2000
Age 48                             2000 and will serve until his current term
                                   expires at the next annual meeting of
                                   stockholders. Mr. Hough served as Managing
                                   Director of Virtual Presence Ltd. on behalf of
                                   the Company from November 1999 to November
                                   2000. Mr. Hough no longer holds any other
                                   positions with the Company or its
                                   subsidiaries.

         During the fiscal year ended September 30, 2000 the Company's Board of Directors held 21 meetings, which were each attended by 100% of the then current directors in person or by telephone.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. Until November 15, 2001, HD Brous & Co., Inc. ("Brous"), the underwriter of the Company's initial public offering, has the right to designate one nominee, reasonably acceptable to the Company, for election to the Board of Directors. However, no such acceptable nominee has as yet been designated by Brous.

         The Company has established an Audit Committee composed of Messrs. Berenzweig and Masi (Mr. Masi's term will expire on the date of the annual meeting and he will be replaced by [William S. Poduska, Sr. and Ian R.G. Edmonds]), all non-employee directors, to determine the adequacy of internal controls and other financial reporting requirements. The Company has established a Compensation Committee composed of Messrs. Berenzweig and Masi (to be replaced by Messrs. Poduska and Edmonds) to review general policy matters relating to compensation and benefits of employees. Officers are elected annually by the Board of Directors and serve at the discretion of the Board (and in the case of certain executive officers pursuant to employment agreements as described below).

         There is no family relationship among any of the directors or executive officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth the compensation earned by the Company's Principal Executive Officer and all other executive officers earning in excess of $100,000 for the fiscal years ended September 30, 2000, 1999 and 1998.

                                                                                                    LONG TERM
                                                                                                    COMPENSATION
                                                 ANNUAL                                             SECURITIES
                                                 COMPENSATION                                       UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR    SALARY              BONUS          OTHER           OPTIONS
-------------------------------------    -----   ------------        --------       -----------     -------------
Curtiz J. Gangi, (1)                     2000    $136,118            $100,781       $336,130        375,000
Chief Executive Officer and Director     1999    $215,000            $134,375       --              --
                                         1998    $178,846            --             $172,467(2)     466,447

Brian R. Clark,                          2000    $161,250            $ 49,219                       119,500
President, Chief Financial Officer,      1999    $150,000            $ 65,625       --              --
Secretary, Treasurer and Director        1998    $150,000            --             $172,467(2)     150,395

Steve Sukman,                            2000    $137,884            $ 46,313                        97,500
Senior Vice President and Director       1999    $103,462            $  4,000       --               90,000

John Hough (3)                           2000    $126,935            $ 21,631                       180,000

(1) Mr. Gangi resigned all positions with the Company effective May 4, 2000. Accordingly, salary for fiscal 2000 reflects amounts received through May 4, 2000 and Other Compensation reflects severance payments received by Mr. Gangi through the fiscal year end. Options issued during the year were repurchased pursuant to the Termination Agreement.
(2) Includes amounts received in connection with (i) the Company's distribution agreement with CRI (the "CRI Agreement") and (ii) CRI's purchase of 1,000,000 shares of Common Stock and warrants to purchase an additional 1,000,000 shares of Common Stock.
(3) Mr. Hough's employment with Virtual Presence Ltd. Was terminated in November 2000. Upon expiration of his current term as director, Mr. Hough will hold no other position with the Company or its subsidiaries.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Russell
G. Barbour, Brian R. Clark and Steve Sukman (each, an "Executive" and collectively, the "Executives"). Under the Employment Agreements, each Executive must devote his full business time and attention to the affairs of the Company. John Hough's employment with the Company terminated in November 2000.

         Brian R. Clark has entered into a three-year employment agreement with our company, which commenced as of June 1, 1998, to act as Chief Financial Officer at an annual base salary of $150,000. Mr. Clark is also entitled to receive a bonus of up to $65,625 upon the achievement of certain performance objectives. In connection with his employment agreement, Mr. Clark received options to purchase 117,500 shares of our common stock at an exercise price of $7.50 per share, which vests as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001. Mr. Clark also received a five year loan in the amount of $75,000 at 5% annual interest in connection with his relocation to New Mexico. The loan is secured by vested stock options having a value equal to the principal amount of the loan. Mr. Clark was promoted to President of the Company in March 2000 and received a salary increase to $172,500 and additional stock options to purchase 117,500 shares of common stock at an exercise price of $2.72 per share, the fair market value on the date of grant).

         Steve Sukman has entered into a one-year employment agreement with our company, which commenced as of July 12, 2000, to act as Vice-President at an annual base salary of $110,000. Mr. Sukman is also entitled to receive a bonus of up to $35,750 upon the achievement of certain performance objectives. In connection with his employment agreement, Mr. Sukman received options to purchase 60,000 shares of our common stock at an exercise price of $3.625 per share, which vests as follows: 30,000 shares on July 12, 2000 and 30,000 shares on July 12, 2001.

         On November 15, 1999, John Hough entered into a three-year employment agreement with Virtual Presence Limited, to act as Managing Director at an annual base salary of $150,000. Mr. Hough is also entitled to receive a bonus each year of up to $45,000 upon the achievement of certain performance objectives. Mr. Hough also received a signing bonus of $50,000 on November 15, 1999. In connection with his employment agreement, Mr. Hough received options to purchase 90,000 shares of our common stock at an exercise price of $3.125 per share. Mr. Hough's employment agreement with Virtual Presence Limited was terminated on November 13, 2000.

         Under the Employment Agreements, if the Executive is terminated by the Company other than "for cause" (as defined in each Employment Agreement), or if the Executive dies or becomes permanently disabled or terminates for "good reason" (as defined in each Employment Agreement), all stock options of the Executive shall immediately vest upon such termination and such Executive shall receive severance payments in an amount equal to one year's base salary. Each of the Employment Agreements also contain provisions relating to severance payments equal to one year's base salary in the event of a change of control (as defined in the Employment Agreement).

         Each of the Employment Agreements prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment. In addition, each Executive has agreed, for the duration of his employment with the Company and for a period of one year thereafter, if the Executive is terminated for any reason or resigns, not to engage in any competitive business activity; provided, however, that such non-compete shall be in effect for so long as the Company continues to pay the Executive's monthly base salary.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Insert Rider A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to their employment agreements, Messrs. Gangi and Clark received five year loans from the Company in the amounts of $150,000 and $75,000, respectively, in connection with their relocation to New Mexico. The loans bear interest at the rate of 5% per annum and are secured by the pledge of vested stock options having a value equal to the principal amount of the loan. The loan to Mr. Gangi was exchanged for the cancellation of certain stock options in connection with his severance arrangement.

         The Company believes that the transactions between the Company and its officers, directors and employees described above are on terms no less favorable to the Company than could have been obtained from unaffiliated parties under similar circumstances.

         From its inception, the Company has maintained and it intends to continue to maintain at least two independent directors on its Board of Directors. In connection therewith, any and all material transactions, including material loans with officers, directors, stockholders holding greater than 5% of the outstanding shares or affiliates, have been ratified and/or approved and, in the future, will be ratified and/or approved by a majority of independent directors who do not have an interest in the transactions, and will be on terms which are at least as favorable to the Company as those that can be obtained by unaffiliated third parties, and all such transactions shall be entered into by the Company for a bona fide purpose. Such independent directors will have full access, at the Company's expense, to the Company's counsel or other independent counsel in connection with such ratification or approval of any transaction.

FILING REQUIREMENTS

         The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended September 30, 2000.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.


         Page
         ----

         1.       Financial Statements (appearing at end of this report)

                  Independent Auditor's Report                                                                F-1

                  Balance Sheet - September 30, 2000                                                          F-2

                  Statements of Operations - For the years ended
                  September 30, 2000 and 1999                                                                 F-3

                  Statements of Stockholders' Equity -
                  For the years ended September 30, 2000 and 1999                                             F-4

                  Statements of Cash Flows - For the years ended
                  September 30, 2000 and 1999                                                                 F-5

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

                  10.10    Super Value-Added Reseller (S-VAR) Agreement, dated
                           June 19, 1998 between Continuum Resources
                           International ASA and the Registrant.(1)/**

                  10.11    Share Purchase Agreement, dated as of November 15,
                           1999, between John Edmund Hough and the
                           Registrant.(2)

                  10.12    Share Purchase Agreement, dated as of November 15,
                           1999, between GLE Development Capital Limited and the
                           Registrant.(2)

                  10.13 Assignment Agreement, dated as of November 16, 1999, among the Registrant, VR Solutions Limited and
                           Intelligent Solutions Limited.(2)

                  10.14 Sixth Amendment to Lease, dated November 18, 1999, by and between Merit Albuquerque Limited Partnership, successor in interest to Airpark Associates, and the Company.(3)

                  10.15 Agreement of Sublease, dated June 15, 1999, by and between Continuum Resources International, Inc. and the Company.(3)

                  10.16    Share Purchase Agreement, dated November 15, 1999
                           between John Edmund Hough and the Company.(4)

                  10.17 Share Purchase Agreement, dated November 15, 1999 between the Company and GLE Development Capital
                           Limited.(4)

                  10.18 Assignment Agreement, dated November 16, 1999 among the Company, VR Solutions Limited and Intelligent
                           Systems Solutions Limited. (4)

                  10.19 Agreement and Plan of Merger, dated as of July 18, 2000, among Advanced Visual Systems Inc., MUSE Merger Sub, Inc. and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 of Muse Technologies, Inc.'s registration on FOrm S-4 filed on August 9, 2000 (Commission File No. 333-43384)).

                  10.20 Form of Escrow Agreement among MUSE Technologies, Inc., Russel G. Barbour and John William Poduska, Sr., as representatives of the AVS stockholders, Advanced Visual Systems Inc. and the escrow agent (incorporated herein by reference to Exhibit 2.2 of Muse Technologies, Inc.'s registration statement on Form S-4 filed on August 9, 2000 (Commission File No. 333-43384)

                  10.21 Form of Affiliate Agreement of affiliates of Advanced Visual Systems Inc. (incorporated herein by reference to Exhibit 2.3 of Muse Technologies, Inc.'s registration on Form S-4 filed on August 9, 2000 (Commission File No. 333-43384)

                  10.22 Private Equity Line Agreement dates as of June 1, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 1 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.23 Registration Rights Agreement dated as of June 1, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 2 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.24 Escrow Agreement dated as of June 1, 2000 among Bank of Albuqerque, N.A., Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 3 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.25 Warrant dated as of June 1, (incorporated herein by reference to Exhibit 4 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.26 Purchase Agreement dated as of August 7, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 1 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on August 10, 2000 (Commission File No. 001-14559)).

                  10.27 Registration Rights Agreement dated as of August 7, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 2 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on August 10, 2000 (Commission File No. 001-14559)).

                  10.28 Convertible Promissory Note dated as of August 7, 2000 (incorporated herein by reference to Exhibit 3 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on August 10, 2000 (Commission File No. 001-14559)).

                  10.29 Warrant dated as of August 7, 2000 (incorporated herein by reference to Exhibit 4 of Muse Technologies, Inc.'s registration statement on Form 8-K, filed on August 10, 2000 (Commission File No. 001-14559)).

                  10.30 Employment Agreement between Muse Technologies, Inc. and Steve Sukman dated July 12, 2000 (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152).

                  10.31 Employment Agreement between Virtual Presence Limited and John Edmund Hough dated November 15, 1999 (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152).

                  10.32 Amendment No. 1 to the Private Equity Line Agreement dated as of November 1, 2000 vby and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152).

                  10.33 Amendment No. 1 to the Purchase Agreement dated as of November 1, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152).

                  21       List of Subsidiaries

------------------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-62495).

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on November 24, 1999.

(3) Incorporated by reference from the Registrant's Annual Report on Form 8-KSB for the fiscal year ended September 30, 1999.

(4) Incorporated by reference from Registrant's Annual Report on Form 8-K dated November 24, 1999.

** Portions of this document have been deleted pursuant to a request for confidential treatment.

The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this Report:

(ii) Current Report on Form 8-K filed on July 25, 2000 reporting the execution of merger documents relating to the AVS acquisition.

(iii) Current Report on Form 8-K filed on August 10, 2000 reporting the sale of the convertible note to Kingsbridge.

(iv) Current Report on Form 8-K filed on November 1, 2000 reporting anticipated management changes as a result of the merger with AVS and anticipated results for the fourth fiscal quarter.

(v) Current Report on Form 8-K filed on November 22, 2000 reporting the completion of the AVS acquisition.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MUSE TECHNOLOGIES, INC.

                                           By:      /s/ Brian R. Clark
                                                    Brian R. Clark, President

Dated:   January 29, 2001


                                POWER OF ATTORNEY

Each of the undersigned hereby appoints Brian R. Clark, as his attorney-in-fact to sign his name, in any and all capacities, to any amendments to this Form 10-KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                         TITLE                               DATE

         /s/ Brian R. Clark                     President (principal executive officer),       January 29, 2001
         Brian R. Clark                         Chief Financial Officer (principal financial
                                                and accounting officer), Secretary and
                                                Director

         /s/ Steve Sukman                       Senior Vice President and Director             January 29, 2001
         ---------------------------------
         Steve Sukman

         /s/ Jack Berenzweig                    Director                                       January 29, 2001
         Jack Berenzweig

         /s/ Edward A. Masi                     Director                                       January 29, 2001
         --------------------------------
         Edward A. Masi

                                                Director

         John Hough



                             MUSE TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
         Independent Auditors' Report                              F-1

         Balance Sheets                                            F-2

         Statements of Operations                                  F-3

         Statement of Stockholders' Equity                         F-4

         Statements of Cash Flows                                  F-5

         Notes to Financial Statements                             F-6-28

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
MUSE Technologies, Inc.
Albuquerque, New Mexico

         We have audited the accompanying balance sheet of MUSE Technologies, Inc. as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows, for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MUSE Technologies, Inc. as of September 30, 2000, and the results of their operations and their cash flows, for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 (a) to the financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/Feldman Sherb & Co., P.C.
                                                  Feldman Sherb & Co., P.C.
                                                  Certified Public Accountants

New York, New York
January 26, 2001

                             MUSE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000



                                          ASSETS
CURRENT ASSETS:
           Cash and cash equivalents                                        $     441,804
           Marketable securities                                                1,262,603
           Accounts receivable                                                  1,393,088
           Notes receivable-related parties ( net of reserve of $250,000)       1,875,000
           Inventory                                                              109,277
           Other current assets                                                   311,552
                                                                            -------------
                  TOTAL CURRENT ASSETS                                          5,393,324
                                                                            -------------

PROPERTY AND EQUIPMENT - NET                                                    1,645,279

OTHER ASSETS:
           Goodwill-net                                                         2,990,335
           Capitalized development costs-net                                    1,221,265
           Other assets                                                            84,584
                                                                            -------------
                  TOTAL OTHER ASSETS                                            4,296,184
                                                                            -------------
                                                                            $  11,334,787
                                                                            =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts Payable                                                 $   2,315,608
           Accrued Liabilities                                                  1,757,235
           Bank Note Payable                                                      970,000
           Current Portion Lease Payable                                           39,138
                                                                            -------------
                  TOTAL CURRENT LIABILITIES                                     5,081,981
                                                                            -------------

LONG-TERM LIABILITIES:
           Lease Payable-less current portion                                      91,592
           Convertible Debentures (less discount of $110,916)                     889,084
                                                                            -------------
                  TOTAL LONG-TERM LIABILITIES                                     980,676
                                                                            -------------

STOCKHOLDERS EQUITY:
           Common stock, par value $.015, authorized 50,000,000 shares;
                   issued and outstanding 10,927,229                              163,909
           Additional Paid in Capital                                          26,202,619
           Accumulated Deficit                                               (20,482,177)
           Less : Treasury Stock at Cost                                        (776,315)
           Cumulative Translation adjustment                                      164,094
                                                                            -------------
                           TOTAL STOCKHOLDERS EQUITY                            5,272,130
                                                                            -------------
                                                                            $  11,334,787
                                                                            =============


                See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended September 30,
                                                                 ------------------------------
                                                                       2000           1999
                                                                 -------------   -------------
REVENUES                                                         $   6,069,592   $   1,723,267
                                                                 -------------   -------------

EXPENSES:
           Cost of revenues                                          3,396,238           -
           Selling, general and administrative expenses              7,712,411       4,180,717
           Research and development                                  2,992,721       2,302,885
           Officer severance costs                                     994,062           -
           Merger/acquisition costs                                    596,709           -
           Write-down of goodwill                                      637,159           -
           Amortization                                                706,400           -
           Depreciation                                                778,531         487,360
                                                                 -------------   -------------

TOTAL OPERATING EXPENSES                                            17,814,231       6,970,962
                                                                 -------------   -------------

NET OPERATING  LOSS                                               (11,744,639)     (5,247,695)
                                                                 -------------   -------------

OTHER INCOME (EXPENSE)
           Cost in excess of value of repurchased stock                  -           (563,636)
           Unrealized Loss on Investments                            (687,625)           -
           Interest Expense                                           (75,211)        (30,678)
           Interest Income                                             412,199         729,061
                                                                 -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                                         (350,637)         134,747
                                                                 -------------   -------------

NET LOSS                                                         $(12,095,276)   $ (5,112,948)
                                                                 ============    ============

NET LOSS PER COMMON SHARE - BASIC                                $      (1.12)   $      (0.51)
                                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING:                               10,823,329      10,123,942
                                                                 ============    ============



                 See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS EQUITY


                                                        Common Stock                  Additional      Stock
                                                    ------------------   Treasury       Paid-In    Subscription  Accumulated
                                                    Shares      Amount     Stock         Capital     Receivable      Deficit
                                                  ----------   --------   --------     -----------  ------------ -------------
Balance September 30, 1998                         8,838,893   $132,583   $    -       $14,442,966   $(87,500)   $ (3,273,953)

         Sale of common stock pursuant to
                 Initial Public Offering           1,380,000     20,700                  9,083,393
         Purchase of common shares for                                     (776,315)
                 the Treasury
         Issuance of common stock per
                 exercise of cashless option         155,265      2,329                    (2,329)
         Exercise of stock options                    33,990        510                     84,465
         Net Income                                                                                                (5,112,948)
                                                  ----------    -------    --------     ----------    -------      ----------
Balance September 30, 1999                        10,408,148    156,122    (776,315)    23,608,495    (87,500)     (8,386,901)

         Issuance of common stock per
                 exercise of cashless option          43,347        650                      (650)
         Issuance of common stock for
                 repayment of debt                    84,184      1,263                    261,812
         Issuance of common stock for
                 acquisitions of subsidiaries        391,550      5,874                  1,752,962
         Repayment of stock subscription
                 payable                                                                                87,500
         Warrants issued for services
                 and financing                                                             580,000
         Foreign Currency Translation
                 adjustment
         Net Loss                                                                                                 (12,095,276)
                                                  ----------    -------    --------     ----------    -------      ----------
Balance September 30, 2000                        10,927,229   $163,909   $(776,315)   $26,202,619   $       -   $(20,482,177)
                                                  ==========   ========   =========    ===========   ========    ============


                                                 Accumulated
                                                    Other            Total          Total
                                                 Comprehensive    Stockholders  Comprehensive
                                                     Loss           Equity           Loss
                                                  ------------ -------------   ---------------
Balance September 30, 1998                          $  -       $  11,214,096   $       -

         Sale of common stock pursuant to
                 Initial Public Offering                           9,104,093
         Purchase of common shares for                             (776,315)
                 the Treasury
         Issuance of common stock per
                 exercise of cashless option                           -
         Exercise of stock options                                    84,975
         Net Income                                              (5,112,948)
                                                    --------   -------------   ------------

Balance September 30, 1999                             -          14,513,901           -

         Issuance of common stock per
                 exercise of cashless option                           -
         Issuance of common stock for
                 repayment of debt                                   263,075
         Issuance of common stock for
                 acquisitions of subsidiaries                      1,758,836
         Repayment of stock subscription
                 payable                                              87,500
         Warrants issued for services
                 and financing                                       580,000
         Foreign Currency Translation
                 adjustment                          164,094         164,094         164,094
         Net Loss                                               (12,095,276)    (12,095,276)
                                                    --------   -------------   ------------
Balance September 30, 2000                          $164,094   $   5,272,130   $(11,931,182)
                                                    ========   =============   ============

                 See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended September 30,
                                                                           ------------------------------
                                                                                2000             1999
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                          $(12,095,276)    $ (5,112,948)
         Adjustments to reconcile net loss to net cash
               used in operating activities:
                      Depreciation                                               778,531         487,360
                      Amortization                                               706,400          25,521
                      Write-down of goodwill                                     637,159               -
                      Warrants issued for services                               459,000               -
                      Forgiveness of note receivable                             150,000               -
                      Write-off of note receivable                               250,000               -
                      Amortization of debt discount                               10,084               -
                      Unrealized loss on investments                             687,625
                      Repurchase of common shares for treasury                         -       (776,315)
         Changes in assets and liabilities:
               Accounts receivable                                             (329,451)       3,696,407
               Inventory                                                        (68,171)               -
               Other current assets                                                6,720       (195,870)
               Other assets                                                      (3,010)        (52,332)
               Accounts payable                                                1,335,856       (111,934)
               Accrued liabilities                                             (230,541)          71,093
                                                                          --------------   -------------
         NET CASH USED IN OPERATING ACTIVITIES                               (7,705,074)     (1,969,018)
                                                                          --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Investment in marketable securities                           (1,950,228)
               Purchase of property and equipment                              (515,232)     (1,143,672)
               Capitalization of development costs                           (1,628,353)
               Acquisition of subsidiaries, net of cash acquired             (1,068,005)
                                                                          --------------   -------------
         CASH USED IN INVESTING ACTIVITIES                                   (5,161,818)     (1,143,672)
                                                                          --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES :
               Net proceeds from sale of stock                                         -       9,104,093
               Receipt of stock subscription receivable                           87,500       4,000,000
               Net proceeds from exercise of stock options                             -          84,975
               Deferred offering costs                                                 -         363,860
               Issuance of notes receivable                                  (1,000,000)     (1,275,000)
               Payment of notes receivable                                        55,000               -
               Principal payments on capital leases                             (50,259)        (14,907)
               Repayments of notes payable-others                                      -       (625,000)
               Borrowings-convertible debentures                               1,000,000               -
               Borrowings-line of credit                                         970,000               -
                                                                          --------------   -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,062,241      11,638,021
                                                                          --------------   -------------

EFFECT OF EXCHANGE ON CASH                                                       181,721               -
                                                                          --------------   -------------

NET (DECREASE) INCREASE IN CASH                                             (11,622,930)       8,525,331

CASH - BEGINNING OF YEAR                                                      12,064,734       3,539,403

                                                                          --------------   -------------
CASH - END OF YEAR                                                        $      441,804   $  12,064,734
                                                                          ==============   =============

SUPPLEMENTAL DISCLOSURES OF
         CASH FLOW INFORMATION:

         Cash paid during the year for interest                           $       50,743   $      30,678
                                                                          ==============   =============
         Non-cash financing and investing activities:

                (1)   Issuance of common shares for
                      acquisition of business                                  2,021,910               -
                (2)   Issuance of notes payable for
                      acquisition of business                                    150,000               -
                (3)   Issuance of warrants for financing                         121,000               -
                (4)   Issuance of common shares pursuant
                      to exercise of cash-less options                               650           2,329
                (5)   Purchase of equipment through
                      capital leases payable                                           -          68,321

                       See notes to financial statements.

                             MUSE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

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

         The Company commenced operations in December 1995. Prior to entering into an exclusive marketing agreement in July 1998 (see note 12), the majority of the Company's revenue had been generated from products utilizing the MuSE technology and applied research and development services for customers in the Federal, corporate and nonprofit markets of the United States.

         In November 1998, the Company completed an initial public offering of its securities.

         In July 1999 the Company created a wholly owned subsidiary, MUSE Federal Systems Group, Inc. (the "Subsidiary") to market the Company's software to various agencies of the federal government.

         On November 16, 1999, the Company purchased all of the outstanding stock of Virtual Presence, Ltd., and its subsidiaries ("VPL"), a U.K. company that creates 3D graphics solutions using proprietary and third party software and hardware. VPL (also known as MUSE Virtual Presence) operates out of offices in London and Manchester, U.K., and is the majority shareholder of Sim Team SARL, a French company that provides products and services similar to that of VPL, in France.

         On March 17, 2000, the Company through its VPL subsidiary purchased all of the outstanding stock of Simulation Solutions, Ltd., ("SimSol") a U.K. company that specializes in developing and implementing advanced software and consulting services, for use by manufacturer of industrial plant and equipment. SimSol (also known as MUSE Simulation Solution) operates out Manchester, U.K., in the offices of VPL.

         On March 28, 2000, the Company through its VPL subsidiary completed an asset purchase of the VRsource.com, ("VRsource") from The VR Source, Inc., a Colorado corporation. VRsource (also known as MUSE VRsource), is an e-commerce Web site that is a reseller of the Company's hardware and software products, along with outside vendors' hardware and software products, that are used in advanced computer graphics, virtual reality and data visualization.

         On November 9, 2000 the Company completed a business combination with Advanced Visual Systems Inc. ("AVS"), an international data visualization company. AVS, based out of Waltham, Massachusetts, sells software products and services through a direct sales force in North America and Europe and through such indirect channels as distributor networks and software vendors. The acquisition was completed under the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 18, 2000, between the Company, MUSE Merger Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), and AVS. Pursuant to the Merger Agreement, AVS which was merged with and into Merger Sub, became a wholly-owned subsidiary of the Company (the "Merger").The Merger will be accounted for as a pooling of interests.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $12,095,000 and $5,113,000 for the years ended September 30, 2000 and 1999, respectively. Additionally, the Company had an accumulated deficit of $20,482,177 at September 30, 2000 and negative cash flow from operations for the years ended September 30, 2000 and 1999, of approximately $7,705,000 and $1,969,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                  Management's plans with respect to the above include seeking to raise additional capital through the private placement of securities and/or entering into new loan and credit facilities. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         b. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         c. Minority Interest - Minority interest represents the minority shareholders' proportionate share of the equity of the Company's subsidiary, Sim Team SARL, which was acquired on November 16, 1999. The minority shareholders' ownership is approximately 7% at September 30, 2000. Total loss for the minority interest in the year ended September 30, 2000 was approximately $3,500.

         d. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e. Marketable Securities - The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in income (loss).

         f. Inventory - Inventories are stated at the lower of cost (first-in, first-out method) or market.

         g. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over three years, which is the estimated useful life of the assets.

         h. Goodwill - Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight line method over 5 to 15 years. Accumulated amortization amounted to $293,881 at September 30, 2000. Amortization expense charged to operations for 2000 was $299,312. The Company also recorded a reduction in the valuation of goodwill during the year ended September 30, 2000 of $637,159.

         i. Capitalized Software Development Costs - The Company has adopted Statement of Financial Accounting Standards No. 86, ("FASB 86") "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. When the software is fully documented and available for unrestricted sale or license, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

                  Realization of capitalized software development costs is subject to the Company's ability to market its software product in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $1,628,353 as of September 30, 2000. Amortization of capitalized software development costs was $407,088 for the year ended September 30, 2000, and is included as operating expenses in the accompanying statements of operations. There was no capitalized software development costs or related amortization as at and for the year ended September 30, 1999.

         j. Research and Development - Research and development expenditures are charged to operations as incurred.

         k. Revenue Recognition - The Company licenses software to end users under license agreements. The Company recognizes revenues in accordance with Statement of Position 97-2 ("SOP 97-2") as amended by Statement of Position 98-9 ("SOP 98-9"), issued by the American Institute of Certified Accountants. Under SOP 97-2, revenue from software licensing is recognized upon shipment of the software provided that the fee is fixed or determinable and that collectability of the revenue is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period, unless some additional performance target is mandated, in which case revenue is recognized upon satisfaction of that target, as defined in the applicable software license agreement. SOP 98-9 amends certain aspects of 97-2 to require recognition of revenue using the "residual method" under certain circumstances.

                  The Company also offers support contracts and consulting and training services. Support revenues are recognized ratably over the term of the related contracts. Consulting and training revenues are recognized in the period the services are performed. If the Company estimates a loss relating to a contract or project, the loss is recorded immediately. Amounts received in advance for support contracts are recorded as deferred revenues.

         l. Foreign Currency Translation - Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

         m. Net Loss Per Share - Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts also include the effect of dilutive common stock equivalents from the assumed exercise of stock options.

         n. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         o. Stock Based Compensation - The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25., "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued to non-employees for consulting services or to debt providers that had stock or options attached.

         p. Fair Value of Financial Instruments - The Company's financial instruments under Statement of Financial Accounting Standards No. 107 ("SFAS 107") "Disclosures About Fair Value of Financial Instruments," includes cash, accounts receivable, notes receivable, and accounts payable. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments.

         q. Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2000, the Company does not believe that any impairment has occurred.

         r. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders. The Company's comprehensive income for the years ended September 30, 2000, was $164,094. The difference between net income and comprehensive income is the Company's cumulative translation adjustment.

         s.       New Accounting Standards

                  (i) Segment Information - The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the chief executive officer.

                           For the year ended September 30, 2000 the Company measures operating results as a single reportable segment, which provides data visualization solutions to enable companies to transform massive quantities of data into visual representations. The Company's approach is based on the way that management organizes the business within the Company for making operating decisions and assessing performance.

                  (ii) In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998. SFAS 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the fiscal year 2001 which commences on October 1, 2000. The application of the new pronouncement should not have a material impact on the Company's financial statements.

                  (iii) In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B. ) Under SAB 101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB 101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.

3.       ACQUISITIONS

         a. On November 16, 1999, the Company purchased all of the outstanding equity of VPL. The following transactions constitute the purchase price of VPL:

                  (i) The Company acquired the former managing directors' equity position for 225,317 shares of the Company's common stock valued at $993,648, or $4.41 per share, and $24,750 in cash, payable nine months subsequent to the closing of the Purchase, or August 16, 2000. As of January 26, 2001 the cash portion of the Purchase agreement has not been paid.

                  (ii) The Company acquired the remaining equity of the VPL, not owned by the former managing director, from a United Kingdom based company, for 121,338 shares of the Company's common stock valued at $535,100, or $4.41 per share, and 327,750 in cash. Of the cash portion, $135,000 was payable upon closing, $108,750 was payable on May 15, 2000, and $84,000 payable on August 15, 2000. As of January 26, 2001 the cash portion due on August 15, 2000, for $84,000, has not been paid.

                           As part of the purchase agreement, as it relates to the stock issued to the United Kingdom based company, in the event that the weighted average of the trading price of shares of the common stock of the Company for the previous 20 trading days up to and including November 15, 2000 is less than $4.41 per share, the Company was required to issue additional shares which aggregated 172,834 based upon an agreed formula. These additional shares have not yet been issued.

                  (iii) In addition to the above equity purchases, the Company assumed a note from a VPL vendor that was repaid with the issuance of common stock and cash. On the purchase date of November 16, 1999, the Company issued 84,184 shares to the note holder valued at $263,075 or $4.41 per share. Of the cash portion, $165,000 was payable upon closing, $41,250 was payable on May 15, 2000, and $41,250 payable on August 15, 2000. As of January 26 2001 the cash portion due on August 15, 2000, for $41,250, has not been paid.

                           As part of the purchase agreement, as it relates to the stock issued to the note holder, in the event that the weighted average of the trading price of shares of the common stock of the Company for the previous 20 trading days up to and including November 15, 2000 is less than $4.41 per share, the Company was required to issue additional shares which aggregated 74,072 based upon an agreed formula. These additional shares have not yet been issued.

         b. On March 17, 2000, the Company through its VPL subsidiary purchased all of the outstanding stock of SimSol. The purchase price for SimSol was $117,333 in cash and 44,895 shares of the Company's common stock, valued at $230,087 or $5.13 per share. SimSol will be incorporated into the Company's existing European operations.

         c. On March 28, 2000, the Company through its VPL subsidiary completed an asset purchase of the VRsource.com. The purchase price for VRsource was $400,000 in cash.

         The following table gives an aggregate summary of the acquisitions of VPL, SimSol and VRsource:


            Purchase Price (including value of stock)           $   3,139,244
            Acquisition Costs                                         100,672
            Fair Value of Assets Acquired                         (1,185,725)
            Fair Value of Liabilities Assumed                       1,907,154
                                                                -------------
            Goodwill                                            $   3,961,345
                                                                =============

         The detailed components consist of the following:

            Purchase Price
                       Cash                                     $     967,333
                       Notes                                          150,000
                       Common Stock (677,745 shares)                2,021,911
                                                                -------------
                                                                $   3,139,244
                                                                =============

            Fair Value of Assets Acquired
                       Accounts Receivable                      $     377,069
                       Inventory                                       41,106
                       Property, Plant and Equipment                  753,733
                                                                -------------
                                                                $   1,185,725
                                                                =============

            Fair Value of Liabilities Assumed
                       Accounts Payable                         $     949,944
                       Accrued Liabilities                            375,636
                       Assumed Notes                                  581,574
                                                                -------------
                                                                $   1,907,154
                                                                =============

                  The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and the acquisitions that occurred in the year ended September 30, 2000, as though the acquisitions had been consummated at October 1, 1998. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the debt incurred and resulting interest expense.

                                                 Years Ended September 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------
                                                         (unaudited)
                                                ---------------------------
                  Revenue                       $  6,385,791   $ 5,491,241
                  Operating expenses              18,732,420    11,975,997
                                                ------------   -----------
                  Net operating loss             (12,346,629)   (6,484,756)
                  Net other expenses                (284,204)      (22,230)
                                                ------------   -----------
                  Net loss                      $(12,630,833)  $(6,506,986)
                                                ------------   -----------
                  Net loss per share            $      (1.16)  $     (0.61)
                                                ------------   -----------
                  Shares used in calculation      10,898,331    10,599,677
                                                ------------   -----------

         d. On November 9, 2000 the Company completed a business combination with AVS. At the effective time of the Merger, the Company issued 1,929,579 shares of its common stock (approximately 18% of outstanding common stock prior to the Merger) in exchange for all of the outstanding common and preferred shares of AVS and assumed all of the outstanding stock options of AVS (approximately 1,445,196 million shares upon exercise). In addition, $2,000,000 of AVS debt, which was convertible into shares of AVS stock became convertible into an aggregate of 202,839 shares of the Company's common stock. The Merger will be accounted for as a pooling of interests.

                  The number of shares of the Company's common stock issued in connection with the Merger was determined based on an exchange rate of 3.286 shares of AVS capital stock for each share of the Company's common stock (except AVS Series A Preferred Stock which had an exchange rate of .0649646 shares for each share of the Company's common stock). The number of shares of common stock subject to stock options of the Company to be issued to the holders of AVS stock options was determined based on the same exchange rate of 3.286 shares of AVS common stock for one share of the Company's common stock.

                  On May 12, 2000, the Company issued a demand note to AVS, in the principal amount of $1,000,000, due one year from the date of issue on May 12, 2001. The note bears interest at 10% per year, with interest payments payable monthly in advance on the first of each month. As of September 30, 2000, two months of interest were outstanding, which was subsequently paid along with $25,000 of principal. Repayment on the remaining principal balance of $975,000 is scheduled to be repaid over the remaining months to maturity.

                  The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and the acquisitions of VPL, SimSol, and VRsource that occurred in the year ended September 30, 2000, together with the acquisition of AVS in November 2000, as though all such acquisitions had been consummated at October 1, 1998. The pro forma amounts give effect to the appropriate adjustments for the business combination. The proforma also gives effect to the acquisitions of VPL, SimSol and VRsource with their appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the debt incurred and resulting interest expense.

                                                 Years Ended September 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------
                                                         (unaudited)
                                                ---------------------------
                  Revenue                       $ 19,372,069  $ 18,787,153
                  Operating expenses              31,558,960    26,460,410
                                                ------------  ------------
                  Net operating loss             (12,186,891)   (7,673,257)
                  Net other expenses              (1,045,823)     (637,714)
                                                ------------  ------------
                  Net loss                      $(13,232,714) $ (8,310,971)
                                                ------------  ------------
                  Net loss per share            $      (1.03) $      (0.66)
                                                ------------  ------------
                  Shares used in calculation      12,827,910    12,529,256
                                                ------------  ------------

                  The following table summarizes the pro forma unaudited consolidated balance sheet of the Company, together with the acquisition of AVS in November 2000, as though the acquisition had been consummated at September 30, 2000.

                                            ASSETS

                  Current assets                             $  9,943,197
                  Property and equipment, net                   1,968,715
                  Other assets                                  4,403,593
                                                             ------------
                                                             $ 16,315,505
                                                             ------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                  Current liabilities                        $ 12,042,656
                  Long-Term liabilities                         3,005,881
                  Stockholders' equity                          1,266,968
                                                             ------------
                                                             $ 16,315,505
                                                             ------------

4.       MARKETABLE SECURITIES

         At September 30, 2000, investments in marketable securities consists of equity securities with a fair value of $1,262,603.

         Since September 30, 2000, the Company's discovered additional significant losses in their marketable securities account. Management believes that such losses may be attributable to circumstances other than normal market fluctuations. As of December 31, 2000 the account had a market value of $286,207. The Company has engaged the services of legal counsel and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings.

5.       CONCENTRATION OF CREDIT RISK

         a. During the years ended September 30, 2000 and 1999, sales to the United States government generated approximately $727,000 or 12%, and $830,000 or 48%, of revenue in 2000 and 1999, respectively. In addition, in the year ended September 30, 2000, a client of one of the Company's UK subsidiary's generated revenue of approximately $1,016,000 or 17% of revenues. Accounts receivable from the above aggregated approximately $724,000 at September 30, 2000. The Company does not require collateral on its accounts receivable.

         b. Cash and cash equivalents includes deposits which exceed the maximum insured by the Federal Depository Insurance Corp.
                  (FDIC) by approximately $228,000 at September 30, 2000. The foreign subsidiaries of the Company maintain cash and cash equivalents in financial institutions in their respective countries, which are insured under the respective banking laws in the countries in which they are located. During the year ended September 30, 2000, the foreign subsidiaries have at times exceeded the maximum insured, under the respective banking laws in the countries in which they are located.

6.       NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable consists of the following as of September 30, 2000:

         a.     Employee Shareholders - Two notes each for $25,000
                bearing interest at 5% per annum, with principal and
                interest due upon maturity at December 2, 2001. The
                notes are each secured by 10,000 shares of the
                Company's common stock.                               $   50,000

         b. Shareholder: - In October 1998 and November 1998, respectively, the Company issued two demand promissory notes in the principal amounts of $250,000 and a $750,000. The maker of the note is an entity that purchased 1,000,000 shares of the Company's common stock in July 1998. The notes are payable upon demand and bear interest at 12% per annum. As of September 30, 2000, the Company has not made demand for payment, but is negotiating payment terms with the shareholder.

                The Company has reserved $250,000, with regard to
                collection of these notes.                               750,000

         c.     Officers: - In conjunction with an employment
                agreement, the Company's current President and Chief
                Financial Officer was issued a note in the principal
                amounts of $75,000, bearing interest at 5% per year.
                The note principal and accrued interest are due upon
                maturity on December 2, 2003. The note is secured by
                options to acquire 10,715 shares of the Company's
                common stock.                                             75,000

         d.     AVS: - In May 2000, the Company issued a demand note
                bearing interest at 10% per year to AVS, the entity
                that the Company acquired on November 9, 2000.
                Interest is payable monthly, in advance, on the first
                of each month. As of September 30, 2000, demand for
                payment of principal has not been made by the
                Company. This note is due one year from the date of
                issue in May 2001.                                   $ 1,000,000
                                                                     -----------
                                                                     $ 1,875,000
                                                                     ===========

7.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2000 is as follows:

                 Computer equipment                   $3,004,819
                 Furniture and fixtures                1,125,061
                 Vehicles                                120,937
                 Leasehold Improvements                   57,322
                                                      ----------
                                                       4,308,139
                 Less: accumulated depreciation        2,662,860
                                                      ----------
                                                      $1,645,279
                                                      ==========


8.       LINE OF CREDIT

         On June 16, 2000, the Company secured a $1,000,000 line of credit with a commercial bank based in Albuquerque to provide interim working capital. The agreement is for a one year period and expires on June 16, 2001. Interest on the line is calculated at is 0.5% above the Chase Manhattan Bank prime rate, payable monthly in arrears. The initial rate was 10% per annum and as of September 30, 2000 such rate is also 10%. The balance owed as of September 30, 2000 is $970,000, with accrued interest of $4,006.

         The line is collateralized by the Company's marketable securities. As part of the agreement with the bank, the marketable securities were to have at all times a market value greater than or equal to $2,000,000. The value of such securities has dropped below the required level. Currently, the Company is in technical default of this agreement. However, no demand for payment has been made. The Company is in the process of reviewing this matter with the respective parties (see Note
         4).

9.       CONVETIBLE NOTE

         On August 7, 2000, the Company entered into a Purchase Agreement (the "Purchase Agreement"), by and between the Company and an investment company based out of the British Virgin Islands. ("Investment Company"). Pursuant to the Purchase Agreement, the Company sold to the Investment Company, a convertible note (the "Note") in the principal amount of $1,000,000. Interest on the Note accrues at the rate of 10% per annum. The Note is convertible, commencing on August 7, 2001, into shares of common stock of the Company at the lower of $2.375 per share and 88% of the five-day trading average prior to the date of conversion. The Note has a maturity date of August 6, 2002.

         The Company also issued to the Investment Company a warrant ("Warrant") to purchase 75,000 shares of common stock at an exercise price of $2.6125 per share in connection with the Purchase Agreement. The Warrant is not exercisable until August 7, 2001 and will expire on August 6, 2005. The Company recorded a discount on debt of $121,000 related to the warrant portion of the debt, a total of $10,084 of the discount was amortized during the year ended September 30, 2000, with the remaining portion to be amortized over the life of the Note.

10.      ISSUANCES OF STOCK

         a. In September 1997, the Company sold to an officer 11,513 shares of common stock at a purchase price of $7.60 per share for an aggregate of $87,500. Payment of the purchase price was made by issuance of a non-recourse promissory note secured by a pledge of the shares purchased. On December 31, 1999 the promissory note was paid in full.

         b. In November 1998, the Company completed an initial public offering of its securities. A total of 1,200,000 units were sold for $8.00 per unit for a total of $9,600,000. In addition, warrants to purchase 600,000 shares of common stock were included in such units. The warrants are exercisable until November 13, 2003 at $9.60 per share of common stock. Net proceeds after underwriting commissions and other related fees was approximately $8,360,000.

                  In December 1998, an additional 180,000 shares were subsequently issued pursuant to the underwriter's over allotment option. Net proceeds after underwriting commissions and other related fees were approximately $1,253,000.

         c. In March 1999, the Company's Chief Technical Officer resigned as an employee of the Company and entered into a consulting arrangement with the Company. Pursuant to the terms of an a Employment Termination Agreement, the Company paid this officer an aggregate of approximately $1,340,000 in exchange for, among other things: a non-compete agreement, repurchase of 155,263 shares of common stock, and the right of first refusal on future sales of common stock. The Company charged $563,636 of the consideration paid as costs in excess of the value of repurchased stock on the Statements of Operations. The balance of the payment is accounted for as the repurchase of treasury stock for $776,315, representing a market value of $5.00 per share. In addition, this officer exercised on a cashless basis 310,526 options with an exercise price of $2.50, to purchase an aggregate of 155,263 shares of common stock.

         d. In the year ended September 30, 1999 the Company issued 33,990 shares of common stock, pursuant to the exercise of stock options at an exercise price of $2.50 per share.

         e. In the year ended September 30, 2000 the Company issued 43,347 shares of common stock upon the exercise of 190,160 options at $2.50 per share. This exercise is being accounted for as a cashless exercise.

11.      EQUITY LINE AGREEMENT

         On June 1, 2000, the Company entered into a Private Equity Line Agreement (the "Equity Line Agreement"), with an Investment Company ("Investment Company") based out of the British Virgin Islands, with which the Company subsequently entered into a convertible note payable on August 7, 2000. Pursuant to this Equity Line Agreement, the Company has the ability to sell to the Investment Company, and subject to certain limitations based on market price and trading volume of the Company's common stock, the Investment Company is obligated to purchase, up to $18,000,000 of the Company's common stock. The price per share will be determined by applying a 10-12% discount to the average of the lowest intra-day trading prices of the Company's common stock for the five trading day period commencing two trading days prior, and ending two trading days after, a put notice is given to the Investment Company. The lowest intraday trading prices do not include trades below 1,000 shares. The applicable discount will be 10% if the market price (as determined in the Equity Line Agreement) of the Company's common stock is $8.00 or above or 12% if below $8.00. The term of the Equity Line Agreement is two years from November 14, 2000, the effective date of a registration statement covering resales of securities purchased by the Investment Company.

         The Company is obligated to sell to the Investment Company at least $7,500,000 of its common stock during the term of the Equity Line Agreement; provided, however, that such obligation will not be applicable in the event any issuance to the Investment Company would result in it obtaining in excess of 9.9% of the Company's common stock.

         The Company also issued to the Investment Company a warrant ("Warrant") to purchase 200,000 shares of common stock at an exercise price of $3.76 per share in connection with the Equity Line Agreement. The Warrant is exercisable commencing November 28, 2000 and will expire on November 27, 2004. The Warrant also contains certain anti-dilution protections. The Company recorded a valuation of $360,000 related to the warrant portion of the Equity Line Agreement, and is reflected in other expenses in the Statement of Operations for the year ended September 30, 2000.

         Additionally, if the effectiveness of the registration statement is suspended or revoked or if the Company does not sell at least $7,500,000 of its common stock to the Investment Company during the term of the Equity Line Agreement, then the Company will be subject to certain liquidated damages as set forth in the Equity Line Agreement.

         In connection with the Equity Line Agreement, the Company agreed to pay certain fees of the Investment Company's counsel up to $32,500 and will be obligated to pay an underwriter a finders fee of 4% of the proceeds received upon the sale of common stock to the Investment Company.

         No shares have been purchased by the Investment Company under the Equity Line Agreement.

12.      STOCK OPTIONS AND WARRANTS

         The Company currently has two stock option plans with essentially identical terms and conditions. Under the 1995 Stock Option Plan, the Company may grant non-qualified stock options to purchase up to 3,586,513 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant non-qualified or incentive stock options to purchase up to 1,644,737 shares of common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be issued for periods up to ten years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of ten years.

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended September 30, 2000 and 1999: (i) annual dividends of $0.00, (ii) expected volatility of 136.84% and 68.14% for the years ended September 30, 2000 and 1999, respectively,
         (iii) risk-free interest rate of 5.7%, and (iv) expected option lives of five years for the years ended September 30, 2000 and 1999. The weighted average fair value of the stock options granted for the years ended September 30, 2000 and 1999 was $2.55 and $5.61, respectively.

         The following table illustrates the Company's stock option and warrant issuances and balances outstanding during the years ended September 30, 1999 and 2000. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

                                                       OPTIONS                           WARRANTS
                                                --------------------------       --------------------------
                                                                  Weighted                         Weighted
                                                  Shares          Average          Shares          Average
                                                Underlying        Exercise       Underlying       Exercise
                                                 Options            Price         Warrants          Price
                                                ----------        --------       ----------       ---------
         Outstanding at October 1, 1998          2,458,750         $  3.90        1,747,533       $ 7.99
                  Granted                          545,850            5.72          780,000         9.60
                  Canceled                        (171,711)           2.50        (279,079)         7.81
                  Canceled                        (102,000)           7.50
                  Exercised                       (189,253)           2.50                             -
                                               -----------         -------        ---------       ------
         Outstanding at September 30, 1999       2,541,636         $  4.35        2,248,454       $ 8.57
                  Granted                        1,521,350            2.95          357,500         3.55
                  Canceled                      (1,243,050)           4.35                -            -
                  Exercised                       (190,160)           2.50                -            -
                                                 ---------         -------        ---------       ------
         Outstanding at September 30, 2000       2,629,776         $  3.67        2,323,388       $ 7.88
                                                 ---------         -------        ---------       ------


         The following is additional information with respect to the Company's options and warrants as of September 30, 2000

                               OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
   Range of          Number           Weighted Average        Weighted Average
Exercise Price    Outstanding   Remaining Contractual Life     Exercise Price
--------------    -----------   --------------------------    ----------------
  $2.01-$2.50      9,201,169           7.81 years                  $2.33
  $2.72-$3.50        645,050           9.48 years                  $2.77
  $3.56-$5.77        318,150           8.55 years                  $5.23
  $6.19-$9.89        182,000           7.84 years                  $7.34
                   ---------
                   2,065,369
                   ---------



                           WARRANTS OUTSTANDING                                             WARRANTS EXERCISABLE
--------------------------------------------------------------------------------     ---------------------------------
   Range of          Number           Weighted Average        Weighted Average           Number      Weighted Average
Exercise Price    Outstanding   Remaining Contractual Life     Exercise Price         Exercisable     Exercise Price
--------------    -----------   --------------------------    ----------------       -------------   -----------------
  $2.61-$4.50        781,381           2.38 years                  $4.07                506,381            4.40
  $7.60-$9.60      1,817,000           2.80 years                  $9.56              1,817,007            9.56
                   ---------                                                          ---------
                   2,598,388                                                          2,323,388
                   ---------                                                          ---------

         Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     Year Ended September 30,
                                                   ----------------------------
                                                        2000           1999
                                                   -------------   ------------
       Net loss:                      As reported  $(12,095,276)   $(5,112,948)
                                      Pro forma    $(15,046,410)   $(7,047,379)
       Net loss per share:

                  Basic and diluted   As reported  $      (1.12)  $      (0.51)
                  Basic and diluted   Pro forma    $      (1.40)  $      (0.70)


13.      FINANCIAL ADVISORY AGREEMENT

         In December 1999, the Company entered into an agreement with an entity for financial advisory services. The Company paid $75,000 and granted three year warrants to purchase 82,500 shares of common stock at an exercise price of $3.90 per share. The Company recorded a charge to operations of $113,000 in connection with the granting of such warrants.

14.      EMPLOYMENT AGREEMENTS

         The Company has entered into the following employment agreements:

         a. The President and Chief Financial Officer receives an annual base salary of $175,000 and a bonus of up to $65,000 upon the Company achieving certain performance objectives. Upon entering the employment agreement, this officer's received options to purchase 117,500 shares of common stock at 7.50 per share, which vests follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001. Such officer, as part of the agreement, received on January 20, 1999 a five year loan in the amount of $75,000 bearing interest at 5% per year, in connection with his relocation to New Mexico. The note is secured by options to acquire 10,715 shares of common stock. The agreement which was effective June 1, 1998 expires in June 2001. On January 27, 2000 the Company granted this officer options to purchase another 117,500 shares of common stock at $2.72 per share, with 50% of the options vesting upon issuance, and the balance vesting over the remaining life of the employment contract.

b. In the year ended September 30, 1999 the Company entered into an employment agreement with the Vice President of Communications. The term of the agreement is from July 12, 1999 through July 12, 2001with an annual base salary of $120,000 and a bonus of up to 32.5% of the base upon the Company achieving certain performance objectives. In the year ended September 30, 2000, this officer became the Company's Senior Vice President, with an amended annual base salary of $180,000, effective over the remaining course of the employment agreement.

                  This officer also received options to purchase 97,500 shares of common stock at $2.72 per share, with 48,750 vesting upon issuance, and the balance vesting over the remaining life of the employment contract.

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

         In addition to the above agreements, effective August 1, 1998 the Company entered into a three year employment agreement with an employee to serve as the Company's Director of Product Development at an annual salary of $90,000. During the year ended September 30, 2000, the employee became the Company's Vice President of Technology, with an amended annual salary of $117,000.

         The employment agreement with the Chief Technical Officer of the Company was terminated in March 1999 . As of the date of the Termination Agreement, the officer entered into a consulting agreement with the Company until December 31, 1999 for: (i) $3,000 per month from the date of the termination agreement until June 30, 1999 and (ii) from July 1, 1999 until December 31, 1999 at an annualized rate of $175,000, based upon days actually employed.

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

         Upon the acquisition of VPL, the Company's VPL unit hired its former Managing Director and principal shareholder to the same position he had prior to the acquisition. The term of the agreement is from November 15, 1999 through November 15, 2002 with an annual base salary of $150,000 and a bonus of up to 30% of the base upon VPL achieving certain performance objectives. Upon commencement of this agreement the Managing Director received a one time signing bonus of $50,000. This officer also received options to purchase 90,000 shares of the Company's common stock, at an exercise price of $2.88 per share. On January 27, 2000, the Company issued the Managing Director an additional option to purchase 90,000 shares of the Company's common stock, at an exercise price of $2.72.

         On November 3, 2000, the Company's Managing Director's employment was terminated. On November 25, 2000, a "Notice of Originating Application with the Employment Tribunals" was filed in the UK, alleging unfair dismissal of his positions with VPL. Through its attorneys, VPL responded to the Managing Director's allegations on December 21, 2000. A hearing is scheduled for April 2001. The Company believes that the claims are without merit and intends to vigorously defend itself in this proceeding. Management believes that the ultimate outcome of this proceeding will not have a material adverse affect on our results of operations or financial condition.

15.      RETIREMENT PLAN

         In October 1996, the Company established a defined contribution plan (SARSEP plan) covering substantially all employees. Under the terms of the plan, eligible employees may contribute up to fifteen percent of their compensation, subject to statutory limitations. The Company charged to operations $47,995, for their contribution to the plan for the year ended September 30, 1999. This plan was dissolved in September 1999.

         In October 1999, the Company established a 401(k) plan covering all United States-based employees. Under the terms of the plan, eligible employees may contribute up to fifteen percent of their compensation, up to the statutory limit. The Company is obligated to contribute a match of the employees' contribution of fifty percent of the first six percent of the employees' contribution. The Company charged to operations $56,432, for their contribution to the plan for the year ended September 30, 2000.

16.      LICENSE AGREEMENT

         The Company's license agreement, for the "MuSE" technology grants the Company exclusive rights to develop and commercialize MuSE until October 2005 and thereafter provides a non-exclusive right through 2015. At the end of such ten year period of exclusivity, the Company may request the licensor to extend exclusivity through 2015,which determination shall be made in the licensor's sole discretion. The licensor has the right to terminate the license or make the license non-exclusive in the event the Company fails to pay the required royalties under the license agreement, with an annual minimum royalty of $20,000 through the year ended December 31, 2006. The Company was obligated to pay an annual license fee of $10,000 through the year ending December 31, 1999 and a one-time payment of $20,000 prior to July 1999.

17.      INCOME TAXES

         As of September 30, 2000 and 1999, the Company has net operating loss carry forwards of approximately $16,600,000 for federal tax purposes, expiring between 2012 through 2018. The resulting tax deferred tax asset of approximately $5,700,000, as of September 30, 2000 has been offset by a corresponding valuation allowance.

         A reconciliation between the federal statutory tax rate and the effective income tax rate for the years ended September 30, 2000 and 1999 are as follows:

                                                     2000        1999
                                                     ----        ----
         Statutory Federal income tax rate           (34%)       (34%)
         Benefit of operating loss carry forwards      -           -
         Losses for which no benefit is provided      34%         34%
                                                     ----        ----
         Effective income tax rate                     0%          0%
                                                     ====        ====

         The Companies foreign subsidiaries are taxed at the statutory rates in the respective countries in which they conduct their business activities. As of September 30, 2000, the subsidiaries have net operating loss carryforwards of approximately $2,000,000. The resulting tax deferred asset of approximately $600,000, as of September 30, 2000 has been offset by a corresponding valuation allowance.

18.      COMMITMENTS AND CONTINGENCIES

         a. The Company leases its laboratory and office facilities under non-cancelable lease arrangements. Rent expense for 2000 and 1999 was $567,061 and $114,579 respectively.

                  Future minimum lease payments under noncancellable operating leases include:

                            2001                  $    365,711
                            2002                       247,432
                            2003                       111,620
                            2004                        90,000
                            2005                        90,000
                            Thereafter               1,620,000
                                                  ------------
                                                  $  2,524,763
                                                  ============

         b. On December 12, 2000 the Company appointed an investment banking entity, as their financial and investment banking advisors. Under the term of a non-exclusive agreement, this entity is to be paid a one-time retainer of $50,000 in addition to monthly fees, plus a commission at the closing of the sale of securities, if any, to certain institutional, accredited individual or strategic investors.

         c. On December 26, 2000 the Company entered into an agreement with a company to assist the Company in identifying between $3,500,000 and $10,000,000 in loan or credit facilities. Under the terms of this agreement, this company was paid a retainer fee of $25,000 and will receive a 6% placement fee on any funds raised.

         d. On January 2, 2001, the Company entered into an agreement with a company for financial relations advisor services. This agreement has a one year term, under which this company will receive $7,000 per month in consulting fees. In addition to the fees, the Company issued a warrant to purchase 100,000 shares of common stock at $0.52 per share, with shares vesting on a pro rata monthly basis over the year of the agreement, or 8,333 shares per month. The agreement can be cancelled by either party upon 90 days written notice, at which time this company will refund a prorated portion of the warrant.

19.      GOVERNMENT CONTRACTS

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

20.      MARKETING AGREEMENTS

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

         The agreement was for an initial term of three years with a provision for three successive three year renewal periods. The agreement provided for the Company to receive a minimum of $12,000,000 from the entity for the sale of MuSE software over the initial term of the agreement. In June 2000, the Company renegotiated the terms of the agreement to commence on October 1, 2000 and end on September 30, 2003. Minimum sales to be generated for the first year are $250,000. The minimum sales for the subsequent two years have not been agreed to.

21.      PRODUCT SALE AGREEMENT

         On January 1, 2001 the VPL subsidiary transferred a contract, and marketing rights with respect to their medical product line, which primarily consists of two VPL products (MIST and VIST) to a Swedish company. Under the terms of the sales agreement with the Swedish company, VPL is entitled to purchase shares representing 5% of a company that develops and markets the VIST products. VPL is also be entitled to a 20% royalty in

         2001 and a 10% royalty in 2002 of the profits derived from the MIST product; a 5% royalty in 2001 and 2002 of all profits derived from the VIST product.

22.      SEGMENT AND GEOGRAPHIC INFORMATION

          Revenues, operating income loss and identifiable assets for the Company's domestic and foreign operations for the years ended September 30, 2000 and 1999 are summarized as follows:

                                                                      Foreign
                                                  United States      Operations       Eliminations       Consolidated
                                                  -------------      ----------       ------------       ------------
Year ended September 30, 2000
     Revenues to unaffiliated customers            $  1,181,749    $  4,887,843     $     -               $  6,069,592
     Loss from operations                            (9,958,150)     (1,786,489)          -                (11,744,639)
     Interest Expense                                   (50,743)        (24,468)          -                    (75,211)
     Interest Income                                     389,802          22,397          -                     412,199
     Identifiable assets                              11,898,959       2,465,033       (3,029,205)           11,334,787

         There were no revenues, expenses and identifiable assets attributable to foreign operations for the year ended September 30, 1999.