Form 10KSB/A
period 2000-09-30
MUSE TECHNOLOGIES INC
filed 2001-02-01
CIK 1006368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         On January 22, 2001, we received a letter from the Nasdaq Stock Market indicating that, as a result of the failure to timely file our annual report, our common stock would be delisted from the Nasdaq Stock Market as of January 30, 2001 unless our annual report was filed by January 29, 2001. We have complied with this request and are confident that no such delisting shall occur.

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

         For fiscal 2000 and fiscal 1999, our research and development expense was approximately $2,993,000 and $2,303,000, respectively. We sponsored all research and development expenses except for payments derived from Small Business Innovative Research grants from the Federal government of approximately $341,000 which were included in revenue in fiscal 1998 and related to development of certain applications of our MuSE software product.

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

         In December 1998, we entered into a non-exclusive strategic reselling partner agreement with Intergraph Corp., an automated business solutions company with customers worldwide in a variety of commercial sectors and government. Our agreement with Intergraph provides it with the non-exclusive right to resell our products and services worldwide in exchange for minimum annual sales commitments aggregating $4 million through 2001. As of September 30, 2000, Intergraph has not yet generated any sales of our software under this agreement.

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

         On May 4, 2000, our CEO and Chairman resigned. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of our common stock in connection with his resignation, we incurred a charge to earnings in the third fiscal quarter of approximately $994,000. As part of the resignation arrangement, we will make certain of these payments over a two-year period.

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

         On January 22, 2001, we received a letter from the Nasdaq Stock Market indicating that, as a result of the failure to timely file our annual report, our common stock would be delisted from the Nasdaq Stock Market as of January 30, 2001 unless our annual report was filed by January 29, 2001. We have complied with this request and are confident that no such delisting shall occur.

RESULTS OF OPERATIONS FOR FISCAL 2000 AND FISCAL 1999

         Revenue for the fiscal year ended September 30, 2000 ("fiscal 2000") was $6,069,592 as compared to revenue of $1,723,267 for the fiscal year ended September 30, 1999 ("fiscal 1999"). The increase of $4,346,325 or 252% for the twelve-month period is primarily attributable to sales generated by Virtual Presence, which was acquired in November 1999, together with increases in product and contract sales during fiscal 2000.

         Total operating expense for fiscal 2000 was $17,814,231 compared to total operating expense of $6,970,963 for fiscal 1999. The increase of $10,843,269 or 156% for fiscal 2000 is primarily attributable to incorporating the expenses of Virtual Presence and Simulation Solutions operations, including $3,396,238 in costs of products sold, an increase in selling, general and administrative expenses as a result of increases in engineering and administrative personnel, as well as one-time charges of $994,062 for severance and other costs in conjunction with the resignation of an executive officer in May 2000, merger and acquisition costs of $596,709 associated with the acquisition of AVS, and a write-down of goodwill of $637,159 associated with the disposition of the medical products of Virtual Presence.

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

         Accordingly, the net loss for fiscal 2000 of $12,095,276 as compared to the net loss of $5,112,948 for fiscal 1999, reflected the significant increases of costs in excess of revenue associated with the Virtual Presence acquisition, the hiring of additional personnel, one-time charges for severance costs and other acquisition costs and an unrealized loss on investments.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our capital requirements have been funded through a series of debt and equity financings and revenues received through the strategic reselling partner program. During fiscal 2000, revenues generated from direct sales activities have also funded portions of our capital needs.

         In July 1998, we sold 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to Continuum Resources for an aggregate purchase price of $8,000,000. In October 1998, we loaned $1,000,000 to a subsidiary of Continuum Resources for the establishment of a Houston facility. The loan is payable on demand and bears interest at the rate of 12% per annum. A balance of $1,000,000 plus accrued interest of $34,414 remains outstanding on the loan as of the date hereof. We are currently in discussions with Continuum Resources to formalize a payment strategy and accordingly, have not yet made a formal demand for payment. Pursuant to a written agreement with Continuum Resources dated June 2000, Continuum Resources has acknowledged its payment obligations on the loan. In the event we cannot reach agreement on payment terms or such payment is not made upon demand, we will be entitled to terminate the reseller agreement and Continuum Resources' exclusive distribution rights for MuSE software in the oil and gas industry. Accordingly, a reserve of $250,000 has been taken against the value of the loan.

         On November 19, 1998, we consummated an initial public offering through the sale of 1,200,000 shares of common stock and Class A Warrants to purchase 600,000 shares of common stock and received gross proceeds of $9,600,000. Additionally, on December 2, 1998, the underwriter of our initial public offering exercised its over-allotment option in full and we received gross proceeds of $1,440,000. Total net proceeds to us from the initial public offering were approximately $9,100,000.

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

         In May 2000, AVS borrowed $1,000,000 from us. The note is payable on demand and accrues interest at the rate of 10% per annum, payable monthly in advance.

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

         For fiscal 2000, there was a net decrease in cash of $11,622,930 as compared to a net increase in cash of $8,525,331 for fiscal 1999. The decrease in cash is primarily attributable to the net loss of $12,095,276, the acquisition of subsidiaries for $1,068,005, the purchase of property and equipment for $515,232, the purchase of marketable securities for $1,950,228, capitalization of development costs for $1,628,353, increases in accounts receivable of $329,451, the issuance of a $1,000,000 note receivable offset by the funding provided by a $1,000,000 note payable. For fiscal 1999, the increase in cash was primarily attributable to the receipt of proceeds from our initial public offering and collection of accounts receivable associated with a strategic reselling partner agreement offset in part by the net loss of $5,112,948. As set forth in our financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to the above include seeking to raise additional capital through the private placement of securities and/or entering into new loan and credit facilities. The recovery of assets and continuation of future operations are dependant upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business plan.

         In October 1999, we deposited $2,000,000 in an investment account with a premier investment banking organization. As of September 30, 2000, the value of such account was approximately $1,300,000. We recently discovered additional significant losses in this account subsequent to our fiscal year end. We believe that such losses may be attributable to circumstances other than normal market fluctuations. The value of the account at December 31, 2000 was approximately $300,000. We have engaged the services of legal counsel and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings. We believe that improprieties may have been committed, and to the extent that we may have valid legal claims relating to these losses, we intend to prosecute those responsible to the fullest extent of the law.

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

         Further, as a result of the merger with AVS on November 9, 2000 and our substantially weakened cash position subsequent to our fiscal year end, it is anticipated that we will require significant additional funds in order to complete the effective combination of our operations (including international operations) and to continue to fund certain projects under development. We cannot assure you that such funds will be available or that we can effectively combine our operations with those of AVS as anticipated. The dollar amount required to successfully market the combined product and service offerings of MUSE and AVS has not yet been determined, however, we believe that it will be significant and may not produce immediate results. We plan to develop combined marketing strategies and operating budgets in the near term to determine the amount of cash required to integrate existing operations, create a new corporate identity, launch new products, revitalize existing products, produce new marketing and promotional materials, expand an international sales force, create an effective customer and product support organization and invest in new technology development.

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

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

OUR FUTURE PROFITABILITY IS UNCERTAIN AND WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE.

         Our revenue to date has not been substantial, and any increase in revenue will be dependent upon our ability to market our products, either directly or through distributors, ISVs or strategic partners. We expect to substantially increase our operating expenses in anticipation of increased revenue with no assurance that we will generate sufficient revenue to cover such expenses. Accordingly, we can not assure you that we will ever be able to successfully market and commercialize our products or that we will ever achieve sustained profitable operations.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE FOR OPERATIONS AND ACQUISITIONS.

         We have expended, and will need to expend, additional funds in order to continue our marketing and product development programs and for acquisitions. To date, we have completed a number of acquisitions, including, most recently, the acquisition of AVS. These acquisitions will require cash to fund the purchases and assimilation of the acquired businesses into our company. Our capital requirements depend on numerous factors, including:

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

Additionally, as set forth in our financial statements, our ability to continue as a going concern is dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to successfully implement our business plan, of which we can provide no assurance.


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

OUR BUSINESS MAY BE SIGNIFICANTLY AFFECTED BY THE LOSS OF OUR KEY PERSONNEL.

         We are dependent upon the services of Russell G. Barbour, Chief Executive Officer of AVS and Brian Clark, President and Chief Financial Officer of MUSE. Given our early stage of development and the shortage of personnel trained in the application and adaptation of our MuSE product, we are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to adapt MuSE to specific applications and solutions. Loss of the services of any of Messrs. Barbour or Clark could have a material adverse effect on our operations and financial condition. We have entered into a three-year employment agreement with Mr. Clark commencing as of June 1, 1998, providing for current annual compensation of $172,500. Such agreement provides for certain bonuses, severance benefits and non-competition covenants and payments in the event of a change of control.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY WHICH MAY ADVERSELY AFFECT OUR OPERATIONS.

         There are many companies, both public and private, engaged in developing and marketing products which compete or have applications which compete with our products. At the present time, divisions of Parametric Technologies, Engineering Animation and Computer Associates, among other companies, market competing products. We believe that the principal factors affecting our ability to compete include such factors as:

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


 NAME OF DIRECTOR                         PRESENT PRINCIPAL OCCUPATION
 OR DIRECTOR                             AND PRINCIPAL OCCUPATION DURING                    DIRECTOR
 NOMINEE AND AGE                        LAST FIVE YEARS; OTHER ACTIVITIES                    SINCE
 ---------------                        ---------------------------------                    -----
Jack Berenzweig                    Jack C. Berenzweig has been a director of the             1999
Age 58                             Company since May, 1999.  Mr. Berenzweig
                                   currently practices law with the Chicago
                                   intellectual property law firm of Brinks
                                   Hofer Gilson and Lione, which he joined in
                                   1969. He is a graduate of Cornell University,
                                   where he obtained a bachelor's degree in
                                   Electrical Engineering; and American
                                   University Law School where he obtained a
                                   Juris Doctor degree and was a member of the
                                   Law Review. He is a former director and
                                   Vice Chairman of the Brand Names Educational
                                   Foundation and a former member of the board
                                   of directors of the International Trademark
                                   Association. In addition, he is an ad hoc
                                   member of the Asian Patent Attorneys'
                                   Association Anti-counterfeiting Committee.

Brian R. Clark                     Brian Clark has been a director of the                    1999
Age 43                             Company since December 1999 and Chief
                                   Financial Officer of the Company since
                                   October 1996 and is also the Company's
                                   Treasurer and Secretary. Prior to becoming
                                   associated with the Company, Mr. Clark was an
                                   executive with Optimax Securities
                                   Corporation, a corporation engaged in
                                   investment banking, from 1995 until October
                                   1996; Chief Financial Officer of Softcop
                                   International, a software development
                                   company, from 1993 to 1995; Manager of
                                   Business Development for Royal Insurance
                                   Company of Canada, from 1989 to 1993; and a
                                   Chartered Accountant with Deloitte & Touche
                                   from 1985 to 1989.

Steve Sukman,                      Steve Sukman joined the Company as Director of            2000
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

John William Poduska, Sr.          John William Poduska, Sr. is currently the                Director
Age 62                             Chairman of the Board of AVS.  Mr. Poduska was            Nominee
                                   Chairman, Chief Executive Officer and founder
                                   of Stardent Computer Inc., a predecessor
                                   company of AVS. Prior to founding Stardent, he
                                   was Chairman and Chief Executive Officer and
                                   President of Apollo Computer, Inc., and
                                   founder and Vice President of Research and
                                   Development of Prime Computer. He was also an
                                   assistant professor of electrical engineering
                                   at Massachusetts Institute of Technology in
                                   Cambridge, Massachusetts. In addition to his
                                   role as Chairman of the Board for AVS since
                                   November, 1991, Mr. Poduska currently sits on
                                   the board of Cambridge Technology Partners,
                                   Safeguard Scientifics, Union Pacific
                                   Resources, Multi Gen Inc., ICE, Exa
                                   Corporation, XL Vision and EVS. Mr. Poduska
                                   received a Bachelor of Science degree, a
                                   Master of Science degree and a Ph.D. in
                                   electrical engineering and computer sciences
                                   from MIT.

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

         The Company has established an Audit Committee composed of Messrs. Berenzweig and Masi (Mr. Masi's term will expire on the date of the annual meeting and he will be replaced by William S. Poduska, Sr. and Ian R.G. Edmonds), all non-employee directors, to determine the adequacy of internal controls and other financial reporting requirements. The Company has established a Compensation Committee composed of Messrs. Berenzweig and Masi (to be replaced by Messrs. Poduska and Edmonds) to review general policy matters relating to compensation and benefits of employees. During fiscal 2000, the Compensation Committee held two meetings and the Audit Committee held two meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board (and in the case of certain executive officers pursuant to employment agreements as described below).

         There is no family relationship among any of the directors or executive officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth the compensation earned by the Company's Principal Executive Officer and all other executive officers earning in excess of $100,000 for the fiscal years ended September 30, 2000, 1999 and 1998.

                                                                                                    LONG TERM
                                                                                                    COMPENSATION
                                                 ANNUAL                                             SECURITIES
                                                 COMPENSATION                                       UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR    SALARY              BONUS          OTHER           OPTIONS
-------------------------------------    -----   ------------        --------       -----------     -------------
Curtiz J. Gangi, (1)                     2000    $136,118            $100,781       $336,130        375,000
Chief Executive Officer and Director     1999    $215,000            $134,375       --              --
                                         1998    $178,846            --             $172,467(2)     466,447

Brian R. Clark,                          2000    $161,250            $ 49,219       $ 16,570(3)     119,500
President, Chief Financial Officer,      1999    $150,000            $ 65,625       --              --
Secretary, Treasurer and Director        1998    $150,000            --             $172,467(2)     150,395

Steve Sukman,                            2000    $137,884            $ 46,313                        97,500
Senior Vice President and Director       1999    $103,462            $  4,000       --               60,000

John Hough (4)                           2000    $126,935            $ 21,631                       180,000

(1) Mr. Gangi resigned all positions with the Company effective May 4, 2000. Accordingly, salary for fiscal 2000 reflects amounts received through May 4, 2000 and Other Compensation reflects severance payments received by Mr. Gangi through the fiscal year end. Options issued during the year were repurchased as part of the severance arrangement.

(2) Includes amounts received in connection with (i) the Company's distribution agreement with Continuum Resources and (ii) Continuum Resources' purchase of 1,000,000 shares of Common Stock and warrants to purchase an additional 1,000,000 shares of Common Stock.

(3)  Includes director fees with respect to the Company's subsidiaries.

(4) Mr. Hough's employment with Virtual Presence Ltd. Was terminated in November 2000. Upon expiration of his current term as director, Mr. Hough will hold no other position with the Company or its subsidiaries.

                       OPTION GRANTS IN LAST FISCAL YEAR

         The table below sets forth information with respect to the grant of stock options during the last completed fiscal year to the named executive officers.
                    NUMBER OF
                    SECURITIES      PERCENT OF
                    UNDERLYING    TOTAL OPTIONS
                     OPTIONS        GRANTED TO        EXERCISE      EXPIRATION
                     GRANTED         EMPLOYEES          PRICE          DATE
                    -----------   --------------      --------      ----------
Curtiz J. Gangi      375,000(1)      24.6%             $2.72        01/26/2010

Brian R. Clark       117,500          7.7%             $2.72        01/26/2010

Steve Sukman          95,500          6.3%             $2.72        01/26/2010
                       2,000          0.1%             $2.75        12/16/2009

John Hough            90,000          5.9%             $2.88        11/15/2009
                      90,000          5.9%             $2.72        01/26/2010

------------
(1) These options along with a previous grant of 375,000 were repurchased by the Company as part of the severance arrangement with Mr. Gangi.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES

     The table below sets forth information with respect to options exercises during the last fiscal year and the value of all options held at fiscal year end for each of the named executive officers. No SARs have been granted by the Company to date and no options were exercised by the name executive officers during fiscal 2000.

                        Shares                                                      Value of Unexercised
                       Acquired                Number of Securities Underlying     In-the-Money Options at
                         on            Value    Unexercised Options at FY-End               FY-End
Name                   Exercise       Realized     Exercisable/Unexercisable     Exercisable/Unexercisable(1)
---------------        --------       -------- -------------------------------   ----------------------------
Curtiz J. Gangi          --             --            403,947/403,947                        0/0

Brian R. Clark           --             --            369,347/58,750                         0/0

Steve Sukman             --             --            65,500/125,500                         0/0

John Hough               --             --             90,000/90,000                         0/0


------------
(1) The values of in-the-money options represent the aggregate amount of the excess of $1.94, the market value of the Common Stock as of the last trading date of the fiscal year-end, over the relevant exercise price of such options. A value of zero indicates that the options were not in-the-money as of the fiscal year end.


EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Brian R. Clark and Steve Sukman (each, an "Executive" and collectively, the "Executives"). Under the Employment Agreements, each Executive must devote his full business time and attention to the affairs of the Company. John Hough's employment with the Company terminated in November 2000.

         Brian R. Clark has entered into a three-year employment agreement with our company, which commenced as of June 1, 1998, to act as Chief Financial Officer at an annual base salary of $150,000. Mr. Clark is also entitled to receive a bonus of up to $65,625 upon the achievement of certain performance objectives. In connection with his employment agreement, Mr. Clark received options to purchase 117,500 shares of our common stock at an exercise price of $7.50 per share, which vests as follows: 30,000 shares on June 1, 1999, 37,500 shares on June 1, 2000 and 50,000 shares on June 1, 2001. Mr. Clark also received a five year loan in the amount of $75,000 at 5% annual interest in connection with his relocation to New Mexico. The loan is secured by vested stock options having a value equal to the principal amount of the loan. Mr. Clark was promoted to President of the Company in March 2000 and received a salary increase to $172,500 and additional stock options to purchase 117,500 shares of common stock at an exercise price of $2.72 per share (the fair market value on the date of grant).

         Steve Sukman entered into a two-year employment agreement with our company, which commenced as of July 12, 1999, to act as Vice-President at an annual base salary of $110,000, which was increased to $180,000 in June 2000 in connection with his promotion to Senior Vice President. Mr. Sukman is also entitled to receive a bonus of up to 32.5% of his base salary upon the achievement of certain performance objectives. In connection with his employment agreement, Mr. Sukman received options to purchase 60,000 shares of our common stock at an exercise price of $3.625 per share, which vests as follows: 30,000 shares on July 12, 2000 and 30,000 shares on July 12, 2001. In January 2000, Mr. Sukman was granted options to purchase 95,500 shares of common stock at an exercise price of $2.72 per share.

         On November 16, 1999, John Hough entered into a three-year employment agreement with Virtual Presence Limited, to act as Managing Director at an annual base salary of $150,000. Mr. Hough is also entitled to receive a bonus each year of up to $45,000 upon the achievement of certain performance objectives. Mr. Hough also received a signing bonus of $50,000 on November 16, 1999. In connection with his employment agreement, Mr. Hough received options to purchase 90,000 shares of our common stock at an exercise price of $3.125 per share. In January 2000, Mr. Hough was granted options to purchase 90,000 shares of common stock at an exercise price of $2.72 per share. Mr. Hough's employment agreement with Virtual Presence Limited was terminated on November 13, 2000.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 22, 2001 with respect to the number of shares of Common Stock beneficially owned by
(i) those persons known to the Company to be the owners of more than five percent of Common Stock of the Company, (ii) each director and director nominee of the Company (three of whom are executive officers of the Company), and (iii) all directors, director nominees and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS(1)                     AMOUNT AND NATURE         PERCENT OF
                                          OF BENEFICIAL          COMMON STOCK
                                         OWNERSHIP(2)(3)          OUTSTANDING
                                         ---------------          -----------

Russell G. Barbour                           213,025 (4)               1.6%
  (Chief Executive Officer of MUSE and
  Advanced Visual Systems Inc., and
  Director Nominee)

Brian R. Clark                               428,097 (4)               3.2%
(President, Chief Financial Officer,
Secretary and Director)

Steve Sukman                                 113,250 (5)                  *
(Senior Vice President and Director)

Edward A. Masi (Director)                     54,671 (4)                  *

Jack Berenzweig (Director)                    30,000 (4)                  *

John William Poduska, Sr.
(Director Nominee)                            96,751 (6)                  *

Ian R.G. Edmonds (Director Nominee)           18,260 (4)                  *

John Hough (Director)                        405,317 (7)               3.1%
29 New Concordia Wharf
Mill Street, London, UK

Creve Maples                                 723,355                   5.6%
1401 Catron SE
Albuquerque, NM  87123

Continuum Resources                        2,000,000 (8)              14.6%
International ASA
Risayika Haymcring 224
4056 Tananger, Norway

Kubota Corporation                           848,937 (9)               6.6%
2-47 Shikitsuhigashi
1-chome
Naniway-ku, Osaka
556-8601 Japan

All directors, director nominees           1,389,371                   9.9%
and executive officers as a group
(8 persons)(10)

-------------------------
* less than 1%.

(1) Except as otherwise set forth above, the address of each of these persons is c/o the Company, 300 Fifth Avenue, Waltham, Massachusetts 02451-4568.

(2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all common stock beneficially owned by them.

(3)  Includes currently exercisable options to purchase shares of common stock.

(4)  Represents shares of common stock issuable upon the exercise of options.

(5) Represents shares of common stock issuable upon the exercise of options. Does not include 77,750 shares of common stock subject to options that are not currently exercisable.

(6) Includes 79,123 shares of common stock issuable upon the exercise of options.

(7)  Based upon reports filed with the SEC.

(8) CRI is a wholly-owned subsidiary of The Norex Group, AS, a publicly_held Norwegian company. Includes 1,000,000 shares of common stock issuable upon the exercise of warrants.

(9) Includes 202,839 shares of common stock upon conversion of a convertible promissory note.

(10) Represents an aggregate of 242,945 shares of common stock and 1,146,426 shares of common stock issuable upon the exercise of options.

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

FILING REQUIREMENTS

         The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended September 30, 2000, except with respect to certain option grants to Messrs. Gangi, Clark, Hough and Sukman, which filings will be made, with respect to Messrs. Clark and Sukman, as soon as practicable.

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

                  10.16 Agreement and Plan of Merger, dated as of July 18, 2000, among Advanced Visual Systems Inc., MUSE Merger Sub, Inc. and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 of Muse Technologies, Inc.'s registration statement on Form S-4 filed on August 9, 2000 (Commission File No. 333-43384)).

                  10.17 Form of Escrow Agreement among MUSE Technologies, Inc., Russel G. Barbour and John William Poduska, Sr., as representatives of the AVS stockholders, Advanced Visual Systems Inc. and the escrow agent (incorporated herein by reference to Exhibit 2.2 of Muse Technologies, Inc.'s registration statement on Form S-4 filed on August 9, 2000 (Commission File No. 333-43384)).

                  10.18 Form of Affiliate Agreement of affiliates of Advanced Visual Systems Inc. (incorporated herein by reference to Exhibit 2.3 of Muse Technologies, Inc.'s registration statement on Form S-4 filed on August 9, 2000 (Commission File No. 333-43384)).

                  10.19 Private Equity Line Agreement dated as of June 1, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 1 of Muse Technologies, Inc.'s current report on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.20 Registration Rights Agreement dated as of June 1, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 2 of Muse Technologies, Inc.'s current report on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.21 Escrow Agreement dated as of June 1, 2000 among Bank of Albuqerque, N.A., Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 3 of Muse Technologies, Inc.'s current report on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.22 Warrant dated as of June 1, 2000 (incorporated herein by reference to Exhibit 4 of Muse Technologies, Inc.'s current report on Form 8-K, filed on June 8, 2000 (Commission File No. 001-14559)).

                  10.23 Purchase Agreement dated as of August 7, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 1 of Muse Technologies, Inc.'s current report on Form 8-K, filed on August 10, 2000 (Commission File No. 001-14559)).

                  10.24 Registration Rights Agreement dated as of August 7, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to Exhibit 2 of Muse Technologies, Inc.'s current report on Form 8-K, filed on August 10, 2000 (Commission File No. 001-14559)).

                  10.25 Convertible Promissory Note dated as of August 7, 2000 (incorporated herein by reference to Exhibit 3 of Muse Technologies, Inc.'s current report on Form 8-K, filed on August 10, 2000 (Commission
                           File No. 001-14559)).

                  10.26 Warrant dated as of August 7, 2000 (incorporated herein by reference to Exhibit 4 of Muse Technologies, Inc.'s current report on Form 8-K, filed on August 10, 2000 (Commission File No. 001-14559)).

                  10.27 Employment Agreement between Muse Technologies, Inc. and Steve Sukman dated July 12, 2000 (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152)).

                  10.28 Employment Agreement between Virtual Presence Limited and John Edmund Hough dated November 15, 1999 (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152)).

                  10.29 Amendment No. 1 to the Private Equity Line Agreement dated as of November 1, 2000 vby and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152)).

                  10.30 Amendment No. 1 to the Purchase Agreement dated as of November 1, 2000 by and between Kingsbridge Capital Limited and MUSE Technologies, Inc. (incorporated herein by reference to exhibits to registration statement on Form SB-2, filed November 14, 2000 (Commission File No. 333-46152)).

                  21       List of Subsidiaries

------------------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-62495).

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on November 24, 1999.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

** Portions of this document have been deleted pursuant to a request for confidential treatment.



(b) The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this Report:

         (i) Current Report on Form 8-K filed on July 25, 2000 reporting the execution of merger documents relating to the AVS acquisition.

         (ii) Current Report on Form 8-K filed on August 10, 2000 reporting the sale of the convertible note to Kingsbridge.

         (iii) Current Report on Form 8-K filed on November 1, 2000 reporting anticipated management changes as a result of the merger with AVS and anticipated results for the fourth fiscal quarter.

         (iv) Current Report on Form 8-K filed on November 22, 2000 reporting the completion of the AVS acquisition.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MUSE TECHNOLOGIES, INC.

                                           By:  /s/ Brian R. Clark
                                                ----------------------------
                                                Brian R. Clark, President

Dated:   January 31, 2001


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

                  SIGNATURE                                         TITLE                               DATE

         /s/ Brian R. Clark                     President (principal executive officer),         January 31, 2001
         --------------------------------       Chief Financial Officer (principal financial
         Brian R. Clark                         and accounting officer), Secretary and
                                                Director

         /s/ Steve Sukman                       Senior Vice President and Director               January 31, 2001
         --------------------------------
         Steve Sukman

        */s/ Jack Berenzweig                    Director                                         January 31, 2001
         --------------------------------
         Jack Berenzweig

        */s/ Edward A. Masi                     Director                                         January 31, 2001
         --------------------------------
         Edward A. Masi

                                                Director
         --------------------------------
         John Hough



*   By Brian R. Clark pursuant to a power of attorney.

                             MUSE TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
         Independent Auditors' Report                              F-1

         Balance Sheet                                             F-2

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

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 (a) to the financial statements, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/Feldman Sherb & Co., P.C.
                                                  ----------------------------
                                                  Feldman Sherb & Co., P.C.
                                                  Certified Public Accountants

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

STOCKHOLDERS' EQUITY:
           Common stock, par value $.015, authorized 50,000,000 shares;
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
                                                  ==========   ========   =========    ===========   ========    ============


                                                 Accumulated
                                                    Other            Total          Total
                                                 Comprehensive   Stockholders'  Comprehensive
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

CASH FLOWS FROM FINANCING ACTIVITIES:
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

         The Company commenced operations in December 1995. Prior to entering into an exclusive marketing agreement in June 1998 (see note 20), the majority of the Company's revenue had been generated from products utilizing the MuSE technology and applied research and development services for customers in the Federal, corporate and nonprofit markets of the United States.

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

         The following table gives an aggregate summary of the acquisitions of VPL, SimSol and VRsource:


            Purchase Price (including value of stock)           $   3,139,244
            Acquisition Costs                                         100,672
            Fair Value of Assets Acquired                         (1,171,908)
            Fair Value of Liabilities Assumed                       1,893,337
                                                                -------------
            Goodwill                                            $   3,961,345
                                                                =============

         The detailed components consist of the following:

            Purchase Price
                       Cash                                     $     967,333
                       Notes                                          150,000
                       Common Stock (677,745 shares)                2,021,911
                                                                -------------
                                                                $   3,139,244
                                                                =============

            Fair Value of Assets Acquired
                       Accounts Receivable                      $     377,069
                       Inventory                                       41,106
                       Property, Plant and Equipment                  753,733
                                                                -------------
                                                                $   1,171,908
                                                                =============

            Fair Value of Liabilities Assumed
                       Accounts Payable                         $     949,944
                       Accrued Liabilities                            361,819
                       Assumed Notes                                  581,574
                                                                -------------
                                                                $   1,893,337
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

                                                 Years Ended September 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------
                                                         (unaudited)
                                                ---------------------------
                  Revenue                       $  6,385,791   $ 5,491,241
                  Operating expenses              18,732,420    11,975,997
                                                ------------   -----------
                  Net operating loss             (12,346,629)   (6,484,756)
                  Net other expenses                (284,204)      (22,230)
                                                ------------   -----------
                  Net loss                      $(12,630,833)  $(6,506,986)
                                                ============   ===========
                  Net loss per share            $      (1.16)  $     (0.61)
                                                ============   ===========
                  Shares used in calculation      10,898,331    10,599,677
                                                ============   ===========

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

                                                 Years Ended September 30,
                                                ---------------------------
                                                    2000           1999
                                                ---------------------------
                                                         (unaudited)
                                                ---------------------------
                  Revenue                       $ 19,372,069  $ 18,787,153
                  Operating expenses              31,558,960    26,460,410
                                                ------------  ------------
                  Net operating loss             (12,186,891)   (7,673,257)
                  Net other expenses              (1,045,823)     (637,714)
                                                ------------  ------------
                  Net loss                      $(13,232,714) $ (8,310,971)
                                                ============  ============
                  Net loss per share            $      (1.03) $      (0.66)
                                                ============  ============
                  Shares used in calculation      12,827,910    12,529,256
                                                ============  ============

                  The following table summarizes the pro forma unaudited consolidated balance sheet of the Company, together with the acquisition of AVS in November 2000, as though the acquisition had been consummated at September 30, 2000.

                                            ASSETS

                  Current assets                             $  9,943,197
                  Property and equipment, net                   1,968,715
                  Other assets                                  4,403,593
                                                             ------------
                                                             $ 16,315,505
                                                             ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                  Current liabilities                        $ 12,042,656
                  Long-Term liabilities                         3,005,881
                  Stockholders' equity                          1,266,968
                                                             ------------
                                                             $ 16,315,505
                                                             ============

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

12.      STOCK OPTIONS AND WARRANTS

         The Company currently has two stock option plans with essentially identical terms and conditions. Under the 1995 Stock Option Plan, the Company may grant non-qualified stock options to purchase up to 3,586,513 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant non-qualified or incentive stock options to purchase up to 5,148,026 shares of common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be issued for periods up to ten years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of ten years.

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

         The following table illustrates the Company's stock option and warrant issuances and balances outstanding during the years ended September 30, 2000 and 1999. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

                                                       OPTIONS                           WARRANTS
                                                --------------------------       --------------------------
                                                                  Weighted                         Weighted
                                                  Shares          Average          Shares          Average
                                                Underlying        Exercise       Underlying       Exercise
                                                 Options            Price         Warrants          Price
                                                ----------        --------       ----------       ---------
         Outstanding at October 1, 1998          2,471,907         $  4.38        1,747,533       $ 7.99
                  Granted                          545,850            5.72          780,000         9.60
                  Canceled                        (226,711)           3.53        (286,645)         7.60
                  Exercised                       (189,253)           4.55                             -
                                               -----------         -------        ---------       ------
         Outstanding at September 30, 1999       2,601,793         $  4.87        2,240,888       $ 8.57
                  Granted                        1,521,350            2.95          357,500         3.55
                  Canceled                      (1,867,614)           5.22                -            -
                  Exercised                       (190,160)           2.50                -            -
                                                 ---------         -------        ---------       ------
         Outstanding at September 30, 2000       2,065,369         $  3.36        2,598,388       $ 7.88
                                                 =========         =======        =========       ======


         The following is additional information with respect to the Company's options and warrants as of September 30, 2000

                               OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
------------------------------------------------------------------------------  ----------------------------------
   Range of          Number           Weighted Average        Weighted Average    Number       Weighted Average
Exercise Price    Outstanding   Remaining Contractual Life     Exercise Price   Exercisable     Exercise Price
--------------    -----------   --------------------------    ----------------  ------------- --------------------
  $2.01-$2.50        920,169           7.81 years                  $2.33          549,781            $ 2.50
  $2.72-$3.50        645,050           9.48 years                  $2.77          277,300            $ 2.77
  $3.56-$5.77        318,150           8.55 years                  $5.23          211,350            $ 5.32
  $6.19-$9.89        182,000           7.84 years                  $7.34          165,000            $ 7.46
                   ---------                                                    -----------
                   2,065,369                                                    1,203,431
                   =========                                                    =========


                           WARRANTS OUTSTANDING                                             WARRANTS EXERCISABLE
--------------------------------------------------------------------------------     ---------------------------------
   Range of          Number           Weighted Average        Weighted Average           Number      Weighted Average
Exercise Price    Outstanding   Remaining Contractual Life     Exercise Price         Exercisable     Exercise Price
--------------    -----------   --------------------------    ----------------       -------------   -----------------
  $2.61-$4.50        781,381           3.80 years                  $4.07                506,381            4.40
  $7.60-$9.60      1,817,007           2.80 years                  $9.56              1,817,007            9.56
                   ---------                                                          ---------
                   2,598,388                                                          2,323,388
                   =========                                                          =========

         Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     Year Ended September 30,
                                                   ----------------------------
                                                        2000           1999
                                                   -------------   ------------
       Net loss:                      As reported  $(12,095,276)   $(5,112,948)
                                      Pro forma    $(15,409,170)   $(7,047,379)
       Net loss per share:

                  Basic and diluted   As reported  $      (1.12)  $      (0.51)
                  Basic and diluted   Pro forma    $      (1.42)  $      (0.70)


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

                  This officer also received options to purchase 97,500 shares of common stock at $2.72 per share, with 2,000 vesting upon issuance, and the balance vesting over the remaining life of the employment contract.

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

         The agreement was for an initial term of three years with a provision for three successive three year renewal periods. The agreement provided for the Company to receive a minimum of $12,000,000 from the entity for the sale of MuSE software over the initial term of the agreement. In June 2000, the Company renegotiated the terms of the agreement to commence on October 1, 2000 and end on September 30, 2003. Minimum sales to be generated for the first year are $250,000. The minimum sales for the subsequent two years are to be established by mutual agreement.

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