Form 10QSB
period 2000-12-31
MUSE TECHNOLOGIES INC
filed 2001-02-21
CIK 1006368

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

                      For Quarter Ended: December 31, 2000

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

                                300 FIFTH AVENUE
                             WALTHAM, MA 02451-4518
                     (Address of principal executive office)
                                   (Zip code)

                                 (781) 890-4300
                 Issuer's telephone number, including area code

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

                                 Yes [X] No [ ]

     As of December 31, 2000 there were issued and outstanding 13,103,714 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 2,598,388 shares of Common Stock.

                  Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                             MUSE TECHNOLOGIES, INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
             (unaudited)

         Consolidated balance sheet as of December 31, 2000               3

         Consolidated statements of operations for the three months
             ended December 31, 2000 and 1999                             4

         Consolidated statements of cash flows for the three months
             ended December 31, 2000 and 1999                             5

         Notes to financial statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

PART II.  OTHER INFORMATION                                              15

INDEX TO EXHIBITS                                                        15

SIGNATURES                                                               16

                             MUSE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                       $    893,640
         Marketable securities                                                286,206
         Accounts receivable                                                3,365,728
         Notes receivable-related parties (net of reserve of $250,000)        873,882
         Inventory                                                            219,842
         Other current assets                                                 359,413
                                                                         ------------
                  TOTAL CURRENT ASSETS                                      5,998,711
                                                                         ------------

PROPERTY AND EQUIPMENT - NET                                                1,732,730

OTHER ASSETS
         Goodwill-net                                                       2,838,586
         Capitalized development costs-net                                  1,017,721
         Other assets                                                         743,272
                                                                         ------------
                  TOTAL OTHER ASSETS                                        4,537,382
                                                                         ------------
TOTAL ASSETS                                                             $ 12,331,019
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
         Accounts payable                                                $  3,832,595
         Accrued liabilities                                                5,989,298
         Bank note payable                                                  1,000,000
         Current portion lease payable                                        123,209
                                                                         ------------
                  TOTAL CURRENT LIABILITIES                                10,945,102

LONG TERM LIABILITIES
         Lease payable-less current portion                                    30,774
         Convertible debentures (less discount of $110,916)                 3,004,210
                                                                         ------------
                  TOTAL LONG-TERM LIABILITIES                               3,034,984
                                                                         ------------
STOCKHOLDERS' EQUITY:
         Common stock, par value $.015, authorized 50,000,000 shares;
             issued and outstanding 13,103,714 shares                         196,556
         Additional paid in capital                                        30,756,855
         Accumulated deficit                                              (31,944,891)
         Less: treasury stock at cost                                        (776,315)
         Cumulative translation adjustment                                    118,728
                                                                         ------------
             TOTAL STOCKHOLDERS' DEFICIENCY                                (1,649,067)
                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $ 12,331,019
                                                                         ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MUSE TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS (1)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            December 31,
                                                     2000                  1999
                                                     ----                  ----
REVENUE                                           $3,870,944            $5,595,697

EXPENSES:
    Cost of products sold                          1,051,475               924,511
    Selling, general and administrative
    expenses                                       3,677,599             2,780,251
    Research and development                       1,131,949             1,084,737
    Merger/Acquisition costs                         314,000                    --
    Amortization                                     236,649                71,331
    Depreciation                                     267,462               273,169
                                                 -----------            ----------
TOTAL OPERATING EXPENSES                           6,599,865             5,133,999
                                                 -----------            ----------
NET OPERATING  INCOME (LOSS)                     $(2,808,190)           $  461,698
                                                 -----------            ----------
OTHER INCOME (EXPENSE)
    Restructuring expense                                 --               (70,000)
    Unrealized loss on investment                   (593,190)                   --
    Gain/(Loss) on foreign currency
    transactions                                     116,391               (39,312)
    Interest expense                                (104,761)              (67,464)
    Interest income                                   41,803               256,493
    Taxes                                                 --               (43,968)
                                                 -----------            ----------
TOTAL OTHER INCOME (EXPENSE)                        (539,757)               35,749
                                                 -----------            ----------
NET INCOME (LOSS)                                ($3,347,947)             $497,447
                                                 ===========            ==========
NET INCOME (LOSS) PER SHARE
Basic and assuming dilution                           ($0.26)                $0.04
                                                 ===========            ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:                        12,980,261            12,480,514
                                                 ===========            ==========
NET LOSS                                         ($3,347,947)             $497,447
OTHER COMPREHENSIVE LOSS
     Change in cumulative translation
     adjustment                                       67,942                    --
                                                 -----------            ----------
COMPREHENSIVE INCOME (LOSS)                      ($3,280,005)             $497,447
                                                 ===========            ==========

(1) See note page 5

                             MUSE TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (1)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                          December 31,
                                                                  ----------------------------
                                                                      2000           1999 (1)
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $ (3,347,947)   $    497,447
    Adjustment to reconcile net income (loss) to net cash
    (used in) operating activities:
         Depreciation                                                  267,462         273,169
         Amortization                                                  236,649          71,331
         Amortization of debt discount                                  15,126            --
         Realized and unrealized loss on investment                    593,190            --
Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable                       1,356,584      (2,398,493)
    (Increase)/decrease in inventory                                  (102,461)         12,750
    (Increase in prepaid assets                                         42,308         (67,439)
    Increase in other assets                                          (177,180)       (921,302)
    Increase/(decrease) in accounts payable                            811,131        (351,766)
    Increase/(decrease) in accrued liabilities                         (28,428)       (226,839)
                                                                  ------------    ------------
         NET CASH USED IN OPERATING ACTIVITIES                        (333,566)     (3,111,143)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                            (31,478)       (103,839)
         Acquisition of subsidiary-net of cash                            --          (300,000)
         Sale of marketable securities                                 540,000            --
                                                                  ------------    ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           508,522        (403,839)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collectionvof notes receivable                                        1,118          11,781
   Collection of stock subscription receivable                            --            87,500
   Principal payments on capital leases                                (25,024)        (11,605)
   Repayments of notes payable-affiliates                                 --            (5,257)
   Repayments of notes payable-other                                      --          (271,063)
   Borrowings-convertible debentures                                   100,000            --
   Borrowings-line of credit                                            30,000            --
   Repayments-line of crdit                                         (1,019,538)           --
                                                                  ------------    ------------
   NET CASH USED IN FINANCING ACTIVITIES                              (913,444)       (188,644)
                                                                  ------------    ------------

   EFFECT OF EXCHANGE ON CASH                                           67,942          (3,258)
                                                                  ------------    ------------

NET DECREASE IN CASH                                                  (670,546)     (3,706,884)
CASH - BEGINNING OF PERIOD                                           1,564,186      13,265,310
                                                                  ------------    ------------
CASH - END OF PERIOD                                              $    893,640    $  9,558,426
                                                                  ============    ============

(1) The consolidated statement of cash flows have been restated to give retroactive effect to the November 9, 2000 merger accounted for using the pooling-of-interest method

                 See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY

     MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995, and, together with its subsidiaries, develops and markets software products designed to enhance a computer user's ability to integrate, present, analyze and better understand many different types of data and information. The Company also provides its customers with comprehensive software solutions, systems integration, and training and support services relating to data visualization and other methods of advanced computer graphics. The Company, as of January 1, 2001, conducts business under the name Advanced Visual Systems.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements have been retroactively restated to give effect to Advanced Visual Systems merger consummated on November 9, 2000. This merger was accounted for using the pooling-of-interests method. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

3.   BUSINESS COMBINATION

     On November 9, the Company completed the merger with Advanced Visual Systems Incorporated (AVS) and issued an aggregate of 1,929,579 shares of common stock of the Company in exchange for all of the capital stock of AVS. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of AVS as if it had combined with the Company since AVS' inception. Included in net revenues for the three month periods ending December 31, 2000 and December 31, 1999 were $2.6 million and $3.8 million, respectively. Included in restated net income for the three month periods ended December 31, 2000 and December 31, 1999 were a net loss of $.8 million and a net income of $.3 million, respectively. Restated diluted net income per share for the three months ended December 31, 2000 and December 31, 1999 included income of $.14 per share and a net loss of $.42 per share respectively.

     In connection with the merger with AVS, the Company recorded approximately $.3 million in charges in the three month period ended December 31, 2000 for direct and other merger-related costs including fees of attorneys, accountants and other direct and incremental charges.

4.   FINANCIAL ADVISORY AGREEMENTS

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

5.   NOTES PAYABLE

     In December 1997, the Company, through AVS, entered into a convertible subordinated promissory note agreement with Kubota Corporation. In exchange for a $2,000,000 payment, Kubota received a convertible subordinated promissory note due December 2001. The note, which is subordinated to all the Company's senior indebtedness, bears interest at the rate of 5% per year payable quarterly in arrears. Kubota has the right to convert the Note into fully paid shares of the Company's common stock at $9.86 per share.

     On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque to provide interim working capital. The agreement is for a one year period and expires on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. The line of credit balance at December 31, 2000 was $1,000,000 and interest expense of $4,167 was accrued at December 31, 2000. On February 5, 2001, as a result of the diminution in value of the Company's investment account which collateralized this line of credit, the Bank of Albuquerque accelerated and demanded payment of amounts outstanding. The Company negotiated a arrangement with the Bank and the demand for payment was withdrawn. The arrangement, which is subject to execution of definitive documentation, requires the Company to make payments of $100,000 on each of February 16, 2001, March 1, 2001 and April 1, 2001, with the balance payable on May 1, 2001.

7.   SUBSEQUENT EVENTS

     On January 22, 2001, the Company received a letter from the Nasdaq Stock Market indicating that, as a result of the failure to timely file our annual report, our common stock would be delisted from the Nasdaq Stock Market as of January 30, 2001 unless our annual report was filed by January 29, 2001. Although we have complied with this request, the Nasdaq Stock Market has decided to review our ability to continue to comply with all listing maintenance criteria, including the requirement to maintain net tangible assets of $2,000,000. The Company has requested a hearing which is scheduled for March 16, 2001. The Company was not in compliance with the net worth requirement as of December 31, 2000. There can be no assurance that the Company will be able to convince the hearing panel that it will be able to maintain compliance with such maintenance criteria in the future. There can also be no assurance that the hearing panel will render a favorable decision or that such decision will not be subject to conditions or other restrictions which the Company may not be able to comply with or which may make it more difficult to trade in the Company's securities. An unfavorable decision will result in the immediate delisting of the Company's common stock and warrants from the Nasdaq Stock Market irrespective of the Company's ability to appeal such decision. Any such delisting will have an adverse impact on the liquidity of the Company's securities, which may then trade on the OTC Bulletin Board or the over-the-counter market, which may make it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise additional capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this Report. This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Readers are encouraged to review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results and Market Price of Stock" commencing on page 24 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 for a discussion of these risks and uncertainties.

OPERATIONAL OVERVIEW

     The Company receives revenue from the sale and licensing of its software products, the sale of third-party manufactured hardware and software, and by providing consulting, training, support and maintenance services.

     From the beginning of fiscal 1999 until the second quarter of fiscal 2000, the primary sales strategy for the Company was to distribute its software products and services through a network of resellers that had extensive vertical market expertise. That distribution strategy, known as the Strategic Reselling Partner (SRP) program, has produced lower than expected results to date, and while several SRP distributors continue to promote and offer some of our products and services, management believes that establishing a direct sales relationship with potential customers will shorten the sales cycle, optimize profitability, and ensure that the Company's software is effectively introduced into its targeted markets.

     The Company's current strategy is to expand its sales force and convert all operating units to a primarily direct sales model where a combination of products and services are offered to its customers. For one operating unit, this represents a material departure from the original business plan of dependence on SRPs and a belief that the Company would take on the primary dimensions of a "software publisher" with revenue being generated from software licensing and royalty income. Management still believes that long-term revenue can be generated from conventional royalty/licensing publishing practices by resellers and directly by the Company; however, as a means of creating a larger installed base of users, the Company believes that the current sales strategy of all units should be focused on direct contact with customers that have complex data integration and data analysis challenges and large populations of users. The Company believes that select target markets can benefit from an integrated deployment of the Company's software and professional services, and that a direct sales effort will produce more significant revenues.

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

     In April 1999, the Company entered into a three-year agreement with Goodyear Tire & Rubber Company to develop applications using the Company's advanced visualization and network collaboration software. The Company will provide software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides Goodyear with exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that minimum annual project commitments are satisfied. Sales activities in the tire and rubber manufacturing industry by other srategic reselling partners are not affected by this agreement. The agreement was terminated by Goodyear as of December 31, 2000 citing internal budgeting constraints.

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

     On November 16, 1999, the Company completed the acquisition of Virtual Presence, a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. The Company acquired Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of those shares, 205,522 are subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share. The Company is in the process of issuing 363,969 shares to settle this agreement.

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

     On May 4, 2000, the Company entered into a letter of intent to acquire Advanced Visual Systems Inc. through a stock-for-stock exchange. Definitive merger documents were executed on July 18, 2000. The Company believes that the acquisition creates one of the software industry's leading companies dedicated to developing and integrating software and solutions using 3D graphics technology. On November 9, 2000, the Company issued 1,929,579 shares of common stock in exchange for all of the common and preferred shares of AVS. The merger was accounted for as a pooling-of-interests.

     On February 6, 2001, Russell G. Barbour, the Company's CEO since its merger with AVS resigned to assume the title of President of the Company's AVS subsidiary. Steve Sukman, Senior Vice President and a member of the Board of Directors, has assumed CEO responsibilities.

RESULTS OF OPERATIONS

   Revenues for the three month period ended December 31, 2000 was $3,870,944 as compared to revenues of $5,595,697 for the three month period ended December 31, 1999. The decrease of $1,724,753 or 31% for the three month period is primarily attributable to a reduction in software, hardware and professional services sales in the United States and Europe.

     Total operating expenses for the three month period ended December 31, 2000 were $6,679,134 as compared to total operating expenses of $5,133,999 for the three month period ended December 31, 1999. The increase of $1,545,135 or 30% for the three month period is primarily attributable to one-time legal and other professional fees and expenses in connection with the merger with Advanced Visual Systems. In addition, the three-month period ended December 31, 2000 included a full three months of expenses for the other acquisitions made during the year ended September 30, 2000 of Virtual Presence LTD, Simulationl Solutions, LTD and the VR Source.com which were only partially included in the three month period ending December 31, 1999.

     Total other income/(expense) for the three month period ended December 31, 2000 was $539,757 of expense as compared to $35,749 of other income for the three month period ended December 31, 1999. The expense for the three month period ended December 31, 2000 is mainly attributable to a losses on marketable securities of $593,190, an increase in interest expense of $37,297 as well as decrease in interest income of $214,690 compared to 1999 because of reduced cash balances.

     Accordingly, the net loss for the three-month period ended December 31, 2000 of $3,347,947 as compared to the net income of $497,447 for the three month period ended December 31, 1999, reflected the significant decrease in revenues in the European and US markets, additional costs associated with the AVS, Virtual Presence and Simulation Solutions acquisitions, as well as an losses on marketable securities and reduced interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have been funded through a series of debt and equity financings and revenues received through the SRP program. During fiscal 2000, revenues generated from direct sales activities have also funded portions of the Company capital needs.

     In July 1998, the Company sold 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to Continuum Resources for an aggregate purchase price of $8,000,000. In October 1998, the Company loaned $1,000,000 to a subsidiary of Continuum Resources for the establishment of a Houston facility. The loan is payable on demand and bears interest at the rate of 12% per annum. The loan remains outstanding as of the date hereof. The Company is currently in discussions with Continuum Resources to formalize a payment strategy. Pursuant to a written agreement with Continuum Resources dated June 2000, Continuum Resources has acknowledged its payment obligations on the loan. In the event the Company cannot reach agreement on payment terms or such payment is not made upon demand, the Company will be entitled to terminate the reseller agreement and Continuum Resources' exclusive distribution rights for MuSE software in the oil and gas industry. The Company has been informed that Continuum Resources is currently in the process of raising additional capital through a private offering and other financing activities; however, the Company cannot provide assurance that they will be successful in those efforts or that the loan will be repaid in the near future. Accordingly, although repayment of the loan is not contingent on such capital raising efforts, the Company may be obligated to partially or fully write down the value of the loan as circumstances warrant. The Company has taken a $250,000 reserve against the repayment of the notes.

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

     On November 16, 1999, the Company completed the acquisition of Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 shares are subject to adjustment in the event that the average price of the Company's common stock over the twenty day period prior to November 15, 2000 is less than $4.41 per share. The Company is in the process of issuing 363,969 additional shares in satisfaction of this agreement.

     In December 1999, the Company entered into an agreement with Josephthal & Co., Inc. for financial advisory services. In connection with this agreement, the Company paid $75,000 to Josephthal and granted Josephthal three-year warrants to purchase 75,000 shares of common stock at $3.90 (representing 120% of the market price of the common stock on the date of grant). The Company recorded a charge to operations of $113,000 in connection with the granting of such warrants.

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

     On May 4, 2000, the Company entered into a letter of intent to acquire AVS through a stock-for-stock exchange. The acquisition created one of the software industry's leading companies dedicated to developing and integrating software and solutions using 3D graphics technology. On November 9, 2000, the Company issued 1,929,579 shares of common stock in exchange for all of the common and preferred shares of AVS.

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

     On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque (the "Bank") to provide interim working capital. The agreement is for a one-year period and expires on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. The line of credit balance at December 31, 2000 was $1,000,000 and interest expense of $3,958 was accrued at December 31, 2000. On February 5, 2001, as a result of the diminution in the value of the Company's investment account which collateralized this line of credit, the Bank accelerated and demanded payment of the outstanding loan. The Company has agreed to a satisfactory arrangement with the Bank and the demand for payment was withdrawn. The arrangement, which is subject to execution of definitive documentation, requires the Company to make payments of $100,000 on each of February 16, 2001, March 1, 2001 and April 1, 2001, with the balance payable on May 1, 2001.

     On November 9, 2000 we completed the acquisition of AVS through a merger, and AVS has become a wholly owned subsidiary of MUSE Technologies, Inc. As a result of the merger, the stockholders of AVS received an aggregate of 1,929,579 shares of our common stock in exchange for all outstanding shares of AVS capital stock. Additionally, we have exchanged AVS' outstanding stock options for MUSE stock options and will be required to issue 232,800 shares of our common stock pursuant to a convertible note to Kubota Corporation, if converted.

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

     In October 1999, we deposited $2,000,000 in an investment account with a premier investment banking organization. As of December 31, 2000, the value of such account was approximately $300,000. The Bank is currently in control of such funds in connection with the line of credit discussed above. We believe that such losses may be attributable to circumstances other than normal market fluctuations. We have engaged the services of a law firm and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings. We believe that improprieties may have been committed, and to the extent that we may have valid legal claims relating to these losses, we intend to prosecute those responsible. To the extent that our claims are adverse to the investment banking organization charged with supervisory oversight of such account, such claims will be subject to an arbitration proceeding.

     For the three months ended December 31, 2000, there was a net decrease in cash of $670,546 as compared to a net decrease in cash of $3,706,884 for the three-month period ended December 31, 1999. The decrease in cash is primarily attributable to the net loss of $3,347,947 and payments on notes payable of $1,019,538 offset by decreases in accounts receivable of $1,356,584 and an increase in accounts payable of $811,131. As of December 31, 2000 the Company has a working capital deficiency of approximately $4.9 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to the above include seeking to raise additional capital through the private placement of securities and/or entering into new loan and credit facilities. The recovery of assets and continuation of future operations are dependant upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business plan.

     The Company's capital requirements depend on numerous factors, including the progress of product development programs, ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization and distribution of the Company's products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and the combination of the Company's operations with those of AVS. Based upon the Company's current plans, management believes that current cash resources as well as anticipated funds to be generated from operations, will be insufficient to satisfy the Company's needs for the next 12 months. The equity line agreement provides a potential source of funds, however, under current market conditions, drawing down on the equity line will be too costly and result in significant dilution to stockholders. Accordingly, the Company must obtain additional capital from other sources and there can be no assurances that additional financing will be available or that the terms of any financing will be acceptable.

     Further, as a result of the merger with AVS on November 9, 2000 and our substantially weakened cash position subsequent to our fiscal year end, it is anticipated that the Company will require significant additional funds in order to complete the effective combination of the Company's operations (including international operations) and to continue to fund certain projects under development. The Company cannot provide assurance that such funds will be available or that the Company can effectively combine its operations with those of AVS as anticipated. The dollar amount required to successfully market the combined product and service offerings of the Company and AVS has not yet been determined; however, management believes that it will be significant and may not produce immediate results. The Company plans to develop combined marketing strategies and operating budgets in the near term to determine the amount of cash required to integrate existing operations, create a new corporate identity, launch new products, revitalize existing products, produce new marketing and promotional materials, expand an international sales force, create an effective customer and product support organization and invest in new technology development.

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

     On January 22, 2001, the Company received a letter from the Nasdaq Stock Market indicating that, as a result of the failure to timely file our annual report, our common stock would be delisted from the Nasdaq Stock Market as of January 30, 2001 unless our annual report was filed by January 29, 2001. Although we have complied with this request, the Nasdaq Stock Market has decided to review our ability to continue to comply with all listing maintenance criteria, including the requirement to maintain net tangible assets of $2,000,000. The Company has requested a hearing which is scheduled for March 16, 2001. The Company was not in compliance with the net worth requirement as of December 31, 2000. There can be no assurance that the Company will be able to convince the hearing panel that it will be able to maintain compliance with such maintenance criteria in the future. There can also be no assurance that the hearing panel will render a favorable decision or that such decision will not be subject to conditions or other restrictions which the Company may not be able to comply with or which may make it more difficult to trade in the Company's securities. An unfavorable decision will result in the immediate delisting of the Company's common stock and warrants from the Nasdaq Stock Market irrespective of the Company's ability to appeal such decision. Any such delisting will have an adverse impact on the liquidity of the Company's securities, which may then trade on the OTC Bulletin Board or the over-the-counter market, which may make it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise additional capital.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index:

     (b) The following Current Reports on Form 8-K have been filed during the period:

          (i) Current Report on Form 8-K filed on November 1, 2000 reporting expected management changes in connection with the acquisition of AVS and anticipated fourth quarter results.

          (ii) Current Report on Form 8-K filed on November 22, 2000 reporting the consummation of the acquisition of AVS.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 20, 2001

                                            MUSE TECHNOLOGIES, INC.

                                            By: /s/ Brian R. Clark
                                                --------------------
                                                Brian R. Clark, President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)