Form 10QSB
period 2001-03-31
MUSE TECHNOLOGIES INC
filed 2001-05-21
CIK 1006368

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

                      For Quarter Ended: March 31, 2001

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

                                 Yes [X] No [ ]

     As of March 31, 2001 there were issued and outstanding 13,103,714 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 2,598,388 shares of Common Stock.

                  Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                             MUSE TECHNOLOGIES, INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
             (unaudited)

         Consolidated balance sheet as of March 31, 2001                  3

         Consolidated statements of operations for the three months
             ended December 31, 2001 and 2000                             4

         Consolidated statements of cash flows for the three months
             ended March 31, 2001 and 2000                                5

         Notes to financial statements                                    6

Item 2.  Management's Discussion and Analysis or Plan of Operation        9

PART II.  OTHER INFORMATION                                              15

INDEX TO EXHIBITS                                                        15

SIGNATURES                                                               16

                             MUSE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                       $  1,046,818
         Marketable securities                                                 88,247
         Accounts receivable                                                3,842,085
         Notes receivable-related parties (net of reserve of $250,000)        433,189
         Inventories                                                          202,879
         Other current assets                                                 329,498
                                                                         ------------
                  TOTAL CURRENT ASSETS                                      5,942,716
                                                                         ------------

PROPERTY AND EQUIPMENT - NET                                                1,453,291

OTHER ASSETS
         Goodwill-net                                                       1,326,522
         Capitalized development costs-net                                  1,384,944
         Other assets                                                         625,105
                                                                         ------------
                  TOTAL OTHER ASSETS                                        3,336,571
                                                                         ------------
TOTAL ASSETS                                                             $ 10,732,578
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
         Accounts payable                                                $  4,507,565
         Accrued liabilities                                                4,561,127
         Deferred Maintenance Revenue                                       1,341,976
         Bank note payable                                                  1,000,000
         Current portion lease payable                                         94,363
                                                                         ------------
                  TOTAL CURRENT LIABILITIES                                11,505,031
                                                                         ------------

LONG TERM LIABILITIES
         Lease payable-less current portion                                    30,774
         Convertible debentures (less discount of $110,916)                 3,091,363
                                                                         ------------
                  TOTAL LONG-TERM LIABILITIES                               3,122,137
                                                                         ------------
STOCKHOLDERS' DEFICIENCY:
         Common stock, par value $.015, authorized 50,000,000 shares;
             issued and outstanding 13,103,714 shares                         196,556
         Additional paid in capital                                        30,756,855
         Accumulated deficit                                              (34,079,380)
         Less: treasury stock at cost                                        (776,315)
         Cumulative translation adjustment                                      7,694
                                                                         ------------
             TOTAL STOCKHOLDERS' DEFICIENCY                                (3,894,590)
                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $ 10,732,578
                                                                         ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MUSE TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            March 31,
                                                     2001                  2000(1)
                                                     ----                  ----
REVENUE                                           $4,787,306           $ 6,648,638

EXPENSES:
    Cost of products sold                          1,133,491             2,099,011
    Selling, general and administrative
    expenses                                       2,766,358             3,685,822
    Research and development                         395,669               767,593
    Bad Debt Expense                                 500,000                    --
    Impairment charge - long lived asset           1,500,000                    --
    Amortization                                     301,571                89,614
    Depreciation                                     279,439               268,367
                                                 -----------           -----------
TOTAL OPERATING EXPENSES                           6,876,528             6,910,407
                                                 -----------           -----------
NET OPERATING LOSS                               $(2,089,222)          $  (261,769)
                                                 -----------           -----------
OTHER (EXPENSE) INCOME:
    Other Expense                                   (115,836)             (147,141)
    Unrealized gain/(loss)on investment             (197,959)                3,136
    Gain/(Loss) on foreign currency
    transactions                                     112,331               100,049
    Interest expense                                (113,081)              (55,994)
    Interest income                                      433               402,676
    Taxes                                                 --               (10,447)
                                                 -----------           -----------
TOTAL OTHER INCOME (EXPENSE)                        (314,112)              302,726
                                                 -----------           -----------
NET (LOSS) INCOME                                ($2,403,335)          $    30,510
                                                 ===========           ===========
NET (LOSS) INCOME PER SHARE
Basic and assuming dilution                           ($0.18)                $0.00
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:                        13,103,714            12,699,980
                                                 ===========           ===========
NET LOSS                                         ($2,403,335)          $    30,510
OTHER COMPREHENSIVE LOSS
     Change in cumulative translation
     adjustment                                    ($111,034)                   --
                                                 -----------            ----------
COMPREHENSIVE (LOSS)INCOME                       ($2,514,369)            $  30,510
                                                 ===========            ==========

(1) The consolidated statement of operations have been restated to give retroactive effect to the November 9, 2000 merger accounted for using the pooling-of-interest method.


                  See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                          March 31,
                                                                  ----------------------------
                                                                      2001           2000(1)
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                             $ (2,403,335)   $     30,510
    Adjustment to reconcile net income (loss) to net cash
    (used in) operating activities:
         Depreciation                                                  279,439         268,367
         Amortization                                                  570,417          89,614
         Write-off of note receivable                                  500,000          --
         Impairment charge - long lived asset                        1,500,000          --
         Realized and unrealized loss on investment                    197,959          --
Changes in assets and liabilities:
    Increase in accounts receivable                                   (476,357)       (111,932)
    Decrease /(Increase) in inventory                                   16,963         (51,912)
    Decrease / (Increase) in prepaid assets                             29,915        (111,555)
    Increase in other assets                                          (452,600)     (1,315,424)
    Increase/(decrease) in accounts payable                            674,970         (29,537)
    Increase in accrued liabilities                                    224,522         446,519
    Decrease in deferred maintenance revenue                          (310,718)       (229,218)
                                                                  ------------    ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           351,175      (1,004,121)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                            --             (256,550)
         Acquisition of subsidiary-net of cash                         --             (397,949)
         Purchase of marketable securities                             --           (2,000,000)
                                                                  ------------    ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --           (2,654,499)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes receivable                                        (59,117)         --
   Principal payments on capital leases                                (28,846)        (23,253)
   Borrowings-convertible debentures                                      --           100,000
   Repayments-line of credit                                              --          (989,538)
                                                                  ------------    ------------
   NET CASH USED IN FINANCING ACTIVITIES                               (86,963)       (912,791)
                                                                  ------------    ------------

   EFFECT OF EXCHANGE ON CASH                                         (111,034)        (40,598)
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                                        153,178      (4,612,009)
CASH - BEGINNING OF PERIOD                                             883,640       9,558,426
                                                                  ------------    ------------
CASH - END OF PERIOD                                              $  1,046,818    $  4,946,417
                                                                  ============    ============

(1) The consolidated statement of cash flows have been restated to give retroactive effect to the November 9, 2000 merger accounted for using the pooling-of-interest method.

                 See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY

         MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995, and, together with its subsidiaries, develops and markets software products designed to enhance a computer user's ability to integrate, present, analyze and better understand many different types of data. The Company also provides its customers with professional services, systems integration, and training and support relating to data visualization and other methods of advanced computer graphics. The Company, as of January 1, 2001, conducts business under the name Advanced Visual Systems (AVS).

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

3.   GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $2,403,000 for the three months ended March 31, 2001. Additionally, the Company had working capital and total capital deficiencies of approximately $5,562,000 and $3,895,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include the possibility of restructuring its existing debt, and raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.   BUSINESS COMBINATION

         On November 9, the Company completed a merger with Advanced Visual Systems (AVS) and issued an aggregate of 1,929,579 shares of common stock of the Company in exchange for all of the capital stock of AVS. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of AVS as if it had combined with the Company since AVS' inception. Included in net revenues for the three-month periods ending March 31, 2001 and March 31, 2000 were $3.2 million and $3.3 million, respectively. Included in restated net income for the three-month periods ended March 31, 2001 and March 31, 2000 were a net loss of $600,000 and a net income of $17,000, respectively. Restated diluted net income per share for the three months ended March 31, 2001 and March 31, 2000 included income of $.32 per share and a net income of $.01 per share respectively.

5.   IMPAIRMENT CHARGE-LONG LIVED ASSET

         During March 2001, the Company evaluated the carrying value of the goodwill that resulted from the purchase of Virtual Presence Limited ("VPL"). The Company has not achieved the desired sales levels it had expected since the time of purchase, nor can management reasonably estimate expected cash flows from future revenues to substantiate such carrying value. Based on these circumstances management recorded a $1,500,000 impairment charge related to such goodwill.

6.   FINANCIAL ADVISORY AGREEMENTS

         On December 12, 2000, the Company appointed an investment banking entity, as their financial and investment banking advisors. Under the term of a non-exclusive agreement, this entity is to be paid a one-time retainer of $50,000 in addition to an advisory fee of $10,000 per month, plus a commission at the closing of the sale of securities, if any, to certain institutional, accredited individual or strategic investors. As of March 2001 the Company terminated its monthly fee arrangement with this entity.

         On December 26, 2000, the Company entered into an agreement with a company to assist the Company in identifying between $3,500,000 and $10,000,000 in loan or credit facilities. Under the terms of this agreement, this company was paid a retainer fee of $30,000 and will receive a 6% placement fee on any funds raised. No funding activities have been consummated as of May 15, 2001.

         On January 2, 2001, the Company hired a financial relations advisors. Under the terms of an agreement, the advisors will receive $7,000 per month in consulting fees and warrants to purchase 100,000 shares of our common stock at a price of $0.52 per share. The agreement is for a term of one year and can be cancelled by either party upon 90 days written notice, at which time the advisors will refund a prorated portion of the warrants. Pursuant to the Company's agreement with the advisors , the number of shares of common stock underlying the warrants that can be purchased at a price of $0.52 per share doubled to 200,000 in April 2001 as a result of our non-payment of monthly fees.

         In March 2001 we retained, on an hourly consulting basis, a business consultant to assist our senior management team in an evaluation of our operations and to refine our short- and long-term strategies.

7.   CONVERTIBLE DEBENTURES AND NOTES PAYABLE

         In December 1997, the Company, through AVS, entered into a convertible subordinated promissory note agreement with Kubota Corporation. In exchange for a $2,000,000 payment, Kubota received a convertible subordinated promissory note due December 2001. The note, which is subordinated to all the Company's senior indebtedness, bears interest at the rate of 5% per year payable quarterly in arrears. Kubota has the right to convert the Note into fully paid shares of the Company's common stock at $9.86 per share. Interest expense of $25,000 was accrued at March 31, 2001. As of April 30, 2001, the Company is in arrears for one quarterly interest payment.

         On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque to provide interim working capital. The agreement is for a one-year period and expires on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. As of April 30, 2001, the Company is in arrears for one quarterly interest payment. The line of credit balance at March 31, 2001 was $1,000,000 and interest expense of $4,167 was accrued at March 31, 2001. On February 5, 2001, as a result of the diminution in value of our investment account with a leading national investment firm (which collateralized this line of credit), the Bank of Albuquerque accelerated and demanded payment of amounts outstanding.

         On June 1, 2000, the Company entered into an equity line agreement with Kingsbridge Capital Limited. The equity line agreement entitles the Company to sell and obligates Kingsbridge to purchase, from time to time, up to $18,000,000 of the Company's common stock. The Company's ability to require Kingsbridge to purchase the Company's common stock is subject to certain limitations based on the market price and trading volume of the Company's common stock. On August 7, 2000, the Company sold to Kingsbridge Capital, LTD, a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. If Kingsbridge does not elect to convert the note at the first anniversary of its issuance, the note is due and payable on August 7, 2002. The Company also issued to Kingsbridge warrants to purchase 200,000 shares of the Company's common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of the Company's common stock in connection with the note issuance exercisable at $2.6125 per share over the four year period commencing on August 7, 2001.

8. CAPITALIZED DEVELOPMENT COSTS

         The Company has adopted Statement of Financial Accounting Standards No. 86,("FASB 86") "Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed," which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. When the software is fully documented and available for unrestricted sale or license, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

         Realization of capitalized software development costs is subject to the Company's ability to market its software product in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $2,199,120 as of March 31. 2001. Amortization of capitalized software development costs was $814,176 as of March 31, 2001 of which $218,670 is included as operating expenses in the accompanying statements of operations. There were $1,384,944 of capitalized software development costs as at March 31, 2000.

9.   SUBSEQUENT EVENTS

         On April 16, 2001 the Company's common stock and warrants were delisted from the Nasdaq Small Cap market for failing to meet Nasdaq's minimum net tangible asset requirements and other factors. The delisting followed a hearing by Nasdaq's Listing Qualifications Panel on March 16, 2001. Commencing April 16, 2001, the Company's common stock and warrants are quoted on the OTC Bulletin Board.

         On April 16, 2001 the Company received notice from Kingsbridge Capital LTD terminating its equity line agreement and demanding $900,000, an amount equal to the unused minimum commitment of the equity line agreement ($7,500,00) multiplied by the applicable discount (12%).

         On April 12, 2001 the Boston Stock Exchange notified the Company that they failed to meet its minimum shareholders equity requirement of $500,000. On April 27, 2001 the Company proposed to the Boston Stock Exchange a plan to meet its minimum requirements for continued listing, however, there can be no assurance that the Boston Stock Exchange will accept the proposal for meeting such requirements.

         In April 2001, a former executive of the Company and a current regular member of our Board of Directors, received judgments totaling $178,000 against the Company's wholly owned subsidiary Virtual Presence Ltd. ("VPL") for wrongful termination, and $26,500 against the Company for unpaid amounts related to the purchase of VPL in November 1999. To date the Company has made no payments in accordance with these judgments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OPERATIONAL OVERVIEW

         The Company receives revenue from the sale and licensing of its software products, the sale of third-party manufactured hardware and software, and by providing consulting, training, support and maintenance services. Revenues are generated by three operating components, whose performance is outlined below:

1. The MUSE component of our business is related exclusively to the sale of our MuSE (Multi-dimensional user-oriented Synthetic Environment) software product and related services. From the beginning of fiscal 1999 until the second quarter of fiscal 2000, the primary sales strategy for our MuSE-related business was to distribute its software products and services through a network of resellers that had extensive vertical market expertise. That distribution strategy, known as the MUSE Strategic Reselling Partner (SRP) program, has produced lower than expected results to date and is not expected to produce significant revenue in the future. Although existing reseller agreements provide for minimum annual sales commitments, failure of a SRP to satisfy those commitments merely permits the Company, under certain circumstances, to terminate that agreement. Accordingly, the Company cannot provide assurance that the threat of terminating any strategic reselling partner agreement is an effective deterrent against a breach of the agreement that the minimum sales commitments have not been realized. From the second quarter of fiscal 2000 through the first quarter of calendar 2001, we attempted to sell the MuSE software product through a direct sales effort that produced only minimal results.

         In June 1998, the Company entered into a strategic reselling partner agreement with Continuum Resources International, ASA, a Norwegian company, with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, Continuum Resources paid the Company a non-refundable license fee of $5,000,000. Minimum sales commitments totaling $12,000,000 through 2001 were modified in June 2000 due to significant pricing reductions in the cost of the Company's products and to enable Continuum Resources to implement its business plan. The modified agreement requires Continuum Resources to generate minimum revenues of $250,000 during the next fiscal year with minimum requirements for succeeding years to be established by mutual agreement. Continuum Resources has not met renegotiated minimum revenues and has brought legal action against us for matters related to the modified agreement. See Legal Proceedings.

         In April 1999, the Company entered into a three-year agreement with Goodyear Tire & Rubber Company to develop applications using the Company's advanced visualization and network collaboration software. The Company has provided software, system design, consulting, and technical support services to Goodyear on a project-by-project basis. The agreement includes a three-year renewal option and provides Goodyear with exclusivity for consulting or application design services within the tire and rubber manufacturing business throughout its term, provided that minimum annual project commitments are satisfied. Sales activities in the tire and rubber manufacturing industry by other strategic reselling partners are not affected by this agreement. The agreement was terminated by Goodyear as of December 31, 2000 citing internal budgeting constraints and is not expected to be reinstated.

         In 1999, the Company formed MUSE Federal Systems Group, Inc. ("MFSG"), a wholly owned subsidiary that provides MuSE software technology and related consulting services exclusively to federal agencies and government contractors. Through direct sales efforts and resellers, MFSG planned to broaden its customer base and develop special capabilities and services that were designed to meet the unique requirements of governmental agencies. This effort has failed to meet management's expectations and has produced insignificant revenue over the past several quarters.

         As a result of significantly less than expected economic results from the MUSE SRP program, the MuSE software product and MFSG, we have reduced the personnel and operations related to these activities. The MUSE workforce in Albuquerque, NM has been reduced to a core team of employees and we are attempting to sublet our existing Albuquerque office facilities and move into significantly smaller offices. MFSG operations have been functionally terminated and its Arlington, VA offices have been sublet. Included in these workforce and operational reductions were the elimination of two Vice President positions related to business development and sales.

         With the exception of insignificant revenues related to the ongoing licensing of MuSE software by a small number of customers, no material future revenue is currently expected from the MuSE product, however, we may elect to market the technology in the future.

2. The AVS component of our business sells a line of data visualization software products and related professional services and is the primary focus of our current business strategy.

         AVS and its subsidiaries have historically sold AVS software products through a direct sales force, without any significant dependence on resellers or third party representatives. Through AVS we have entered into several Independent Software Vendor (ISV) relationships in which third-party companies embed AVS technology within their software products through a licensing and business model that is different than that of the MUSE SRP program.

         The current strategy for our AVS subsidiary is to focus primarily on direct sales by our own international sales staff to customers and ISVs and to develop ISV relationships in which our data visualization software products are utilized and/or embedded in third-party products, thereby producing ongoing licensing revenue.

         In September 2000, AVS entered into a software licensing agreement with a leading software manufacturer. Under the terms of a perpetual licensing agreement, the Company received a $1.5 million one-time payment for software and professional services. In subsequent years, the customer can receive new releases of the Company's OpenViz technology and support for $300,000 per year.

3. Virtual Presence Ltd. and its subsidiaries provides highly customized advanced visualization solutions; systems integration, training and consulting services; and computer hardware and accessories to a predominately European customer base.

         On November 16, 1999, we completed the acquisition of Virtual Presence, a provider of interactive visualization solutions for companies in the European defense, medical and manufacturing industries. We acquired Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of those shares, 205,522 are subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share. We are in the process of issuing 363,969 shares to settle this agreement.

         On  March  17,  2000,   through  Virtual  Presence  Ltd.,  we  acquired
         Simulation Solutions, Ltd., a U.K. company that provides advanced software and consulting services in the field of plant and equipment manufacturing simulation. We acquired Simulation Solutions for a total of $117,333 in cash and 44,895 shares of our common stock. Simulation Solutions has been incorporated into the operations of Virtual Presence.

         On March 28, 2000, through Virtual Presence, we purchased theVRsource.com, a prominent e-commerce site for advanced visualization and virtual reality hardware, from The VRSource, Inc., a Colorado corporation, for $400,000 in cash.

         In April 2000, MUSE Virtual Presence was awarded a major contract with the Manchester Visualization Centre to provide hardware, software and services at one of the world's most sophisticated facilities for advanced research and development, interactive computer graphics, multimedia, image processing and visualization. The contract, valued at $1,000,000, provides for MUSE Virtual Presence to perform extensive work at the Manchester Visualization Centre, which is located at the University of Manchester in the U.K.

         Since the first quarter of fiscal 2001, the operations of Virtual Presence have been reduced through the transfer of certain technologies to another company and employee attrition. Virtual Presence presently operates under certain constraints related to a significant amount of debt that have limited its ability to purchase products for resale.

GENERAL

         On May 4, 2000, the Company's CEO and Chairman resigned. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of the Company's common stock in connection with his resignation, the Company incurred a charge to earnings of $994,000. As part of the resignation arrangement, the Company agreed to make certain of these payments over a two-year period

         On May 4, 2000, the Company entered into a letter of intent to acquire Advanced Visual Systems Inc. through a stock-for-stock exchange. Definitive merger documents were executed on July 18, 2000. The Company believes that the acquisition creates one of the software industry's leading companies dedicated to developing and integrating software and solutions using 3D graphics technology. On November 9, 2000, the Company issued 1,929,579 shares of common stock in exchange for all of the common and preferred shares of AVS. The merger was accounted for as a pooling-of-interests.

         On February 6, 2001, Russell G. Barbour, the Company's CEO since its merger with AVS, resigned to assume the title of President of the Company's AVS subsidiary. Steve Sukman, Senior Vice President and a member of the Board of Directors, immediately assumed CEO responsibilities and was formally appointed CEO on March 14, 2001, at which time Mr. Barbour ceased employment with us.

         As a result of the elimination of several positions within our US-based marketing and communications departments in April 2001, activities related to strategic media relations, trade show attendance, direct marketing and promotion have been significantly curtailed. Accordingly, it is possible that sales of our software and services may decline in the future due to a significant reduction in marketing activity.

         As a result of significant lead time necessary to market and consummate our direct sales and ISV activities our quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be expected in subsequent quarters.

RESULTS OF OPERATIONS

         Revenues for the three-month period ended March 31, 2001 was $4,787,306 as compared to revenues of $6,648,638 for the three-month period ended March 31, 2000. The decrease of $1,861,332, or 28%, for the three-month period is primarily attributable to a reduction in sales at our Virtual Presence subsidiary and MUSE software operation.

         During March 2001, the Company evaluated the carrying value of the goodwill that resulted from the purchase of Virtual Presence Limited ("VPL"). The Company has not achieved the desired sales levels it had expected since the time of purchase, nor can management reasonably estimate expected cash flows from future revenues to substantiate such carrying value. Based on these circumstances management recorded a $1,500,000 impairment charge related to such goodwill.

         Total operating expenses for the three-month period ended March 31, 2001 were $6,876,528 as compared to total operating expenses of $6,910,407 for the three-month period ended March 31, 2000. The decrease of $33,879, or 1%, for the three-month period is primarily attributable to reduced cost of revenues at Virtual Presence and reduced selling and administrative costs due to staff cutbacks, office consolidations and reduced marketing expenditures as well as a significant reduction in legal fees. These reductions were offset by the $500,000 reserve taken against the note receivable from Continuum resources and a $1,500,000 impairment charge related to goodwill related to the purchase of Virtual Presence, LTD. Company management evaluated the goodwill in conjunction with the future earnings potential of Virtual Presence and felt that a write down was necessary to reflect this.

         Total other income/(expense) for the three-month period ended March 31, 2001 was $314,112 of expense as compared to $302,726 of other income for the three-month period ended March 31, 2000. The expense for the three-month period ended March 31, 2001 is mainly attributable to a loss on marketable securities of $197,959, an increase in interest expense of $57,087 as well as a decrease in interest income of $402,676 compared to 2000 due to reduced cash balances.

         Accordingly, the net loss for the three-month period ended March 31, 2001 of $2,403,335 as compared to the net income of $40,957 for the three month period ended March 31, 2000, reflected the significant decrease in revenues in our Virtual Presence and MUSE operations, offset by reduced cost of revenues and significant reductions in selling and general and administrative costs, as well as a write-off of a note receivable, a write down of goodwill, a recognized losses on marketable securities and reduced interest income.

         The Company's primary sales strategy is to build a direct sales force that can identify international revenue opportunities for the AVS software products. As a result of the significant lead time necessary to create an effective direct sales force and consummate additional customer, distribution and ISV relationships, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be experienced in subsequent quarters.

         As of January 1, 2001, we changed our financial report year to end on December 31 instead of a fiscal year end of September 30.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements depend on numerous factors, including the progress of product development programs, ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization and distribution of the Company's products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and the combination of the Company's operations with those of AVS. Based upon the Company's current plans, management believes that current cash resources as well as anticipated funds to be generated from operations, will be insufficient to satisfy the Company's needs for the next 12 months. The equity line agreement has been terminated and the Company has no current sources of equity-based funding, nor does in anticipate access to such funding in the near future. Accordingly, the Company must obtain additional capital from other sources and there can be no assurances that additional financing will be available or that the terms of any financing will be acceptable.

         Historically, the Company's capital requirements have been funded through a series of debt and equity financings and revenues received through the SRP program. During fiscal 2000, revenues generated from direct sales activities have also funded portions of our capital needs.

         In July 1998, we sold 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to Continuum Resources for an aggregate purchase price of $8,000,000. In October 1998, the Company loaned $1,000,000 to a subsidiary of Continuum Resources for the establishment of a Houston facility. The loan is payable on demand and bears interest at the rate of 12% per annum. In April 2001 we sent Continuum a letter demanding payment of principal and accrued interest. The loan remains outstanding as of the date hereof and our demand for payment has resulted in litigation from Continuum Resources for claims that we failed to meet certain expectations of a June 2000 modified agreement between our companies. Pursuant to the June 2000 agreement, Continuum Resources acknowledged its payment obligations on the loan and that we will be entitled to terminate the reseller agreement and Continuum Resources' exclusive distribution rights for MuSE software in the oil and gas industry if the loan is unpaid, however, we cannot provide assurance that that the loan will be repaid in the near future. Accordingly, we wrote off $250,000 of the $1,000,000 loans in the fiscal year ended September 30, 2000 and have written off an additional $500,000 in the second quarter of 2001..

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

         On November 16, 1999, the Company completed the acquisition of Virtual Presence for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of such shares, 205,522 shares are subject to adjustment in the event that the average price of the Company's common stock over the twenty-day period prior to November 15, 2000 is less than $4.41 per share. The Company is in the process of issuing 363,969 additional shares in satisfaction of this agreement.

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

         On March 17,  2000,  the  Company  acquired  Simulation  Solutions  for
$117,333 in cash and 44,895 shares of common stock. On March 28, 2000, the Company acquired the VRsource.com Web site for $400,000 in cash.

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

         On June 1, 2000, the Company entered into an equity line agreement with Kingsbridge Capital Limited. The equity line agreement entitles the Company to sell and obligates Kingsbridge to purchase, from time to time, up to $18,000,000 of the Company's common stock. The Company's ability to require Kingsbridge to purchase the Company's common stock is subject to certain limitations based on the market price and trading volume of the Company's common stock. On August 7, 2000, the Company sold to Kingsbridge Capital, LTD, a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. If Kingsbridge does not elect to convert the note at the first anniversary of its issuance, the note is due and payable on August 7, 2002. The Company also issued to Kingsbridge warrants to purchase 200,000 shares of the Company's common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of the Company's common stock in connection with the note issuance exercisable at $2.6125 per share over the four year period commencing on August 7, 2001. On April 16, 2001 we received notice from Kingsbridge Capital LTD terminating its equity line agreement and demanding $900,000, an amount equal to the unused minimum commitment of the equity line agreement ($7,500,00) multiplied by the applicable discount (12%).

         On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque to provide interim working capital. The agreement is for a one-year period and expires on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. As of April 30, 2001, we were in arrears for one quarterly interest payment. The line of credit balance at March 31, 2001 was $1,000,000 and interest expense of $4,167 was accrued at March 31, 2001. On February 5, 2001, as a result of the diminution in value of our investment account with a leading national investment firm (which collateralized this line of credit), the Bank of Albuquerque accelerated and demanded payment of amounts outstanding.

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

         On December 12, 2000, we appointed Bluestone Capital Partners, L.P. as our financial and investment banking advisors. Under the term of a non-exclusive agreement, Bluestone is to be paid a one-time retainer of $50,000 in addition to an advisory fee of $10,000 per month, plus a commission at the closing of the sale of securities, if any, to certain institutional, accredited individual or strategic investors. As of March 2001 the Company terminated its monthly fee arrangement with Bluestone.

         On December 26, 2000, we entered into an agreement with Prevail With Vision, Inc. (PVW) to assist us in identifying between $3,500,000 and $10,000,000 in loan or credit facilities. Under the terms of this agreement, PVW was paid a retainer fee of $30,000 and will receive a 6% placement fee on any funds raised by PVW. No funding activities have been consummated by PWV.

         On January 2, 2001, we retained The Wall Street Group, Inc. as financial relations advisors. Under the terms of an agreement, The Wall Street Group will receive $7,000 per month in consulting fees and warrants to purchase 100,000 shares of our common stock at a price of $0.52 per share. The agreement is for a term of one year and can be cancelled by either party upon 90 days' written notice, at which time The Wall Street Group will refund a prorated portion of the warrants. Pursuant to the Company's agreement with The Wall Street Group, the number of shares of common stock underlying the warrants that can be purchased at a price of $0.52 per share doubled to 200,000 in April 2001 as a result of our non-payment of monthly fees.

         In March 2001 we retained, on an hourly consulting basis, Geoffrey D. Lurie & Associates LLC to assist our senior management team in an evaluation of our operations and to refine our short- and long-term strategies.

         In October 1999, we deposited $2,000,000 in an investment account with a leading national investment banking organization. As of May 8, 2001, the value of the account was approximately $90,000. The Bank of Albuquerque is currently in control of such funds in connection with the line of credit discussed above. We believe that approximately $900,000 of $1.4 million in losses may be attributable to circumstances other than normal market fluctuations. We have engaged the services of a law firm and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings. We believe that improprieties may have been committed, and to the extent that we may have valid legal claims relating to these losses, we intend to prosecute those responsible. To the extent that our claims are adverse to the investment banking organization charged with supervisory oversight of such account, such claims will be subject to an arbitration proceeding. On May 8, 2001, we entered into mediation with the investment banking organization resulting in a settlement offer that is less than the full amount of our losses and is subject to additional negotiation and evaluation.

         On January 22, 2001, the Company received a letter from the Nasdaq Stock Market indicating that, as a result of the failure to timely file our annual report, our common stock would be delisted from the Nasdaq Stock Market as of January 30, 2001 unless our annual report was filed by January 29, 2001. Although we complied with this request, the Nasdaq Stock Market decided to review our ability to continue to comply with all listing maintenance criteria, including the requirement to maintain net tangible assets of $2,000,000. On April 16, 2001 our common stock and warrants were delisted from the Nasdaq Small Cap market for failing to meet Nasdaq's minimum net tangible asset requirements and other factors. The delisting followed a hearing by Nasdaq's Listing Qualifications Panel on March 16, 2001. Commencing April 16, 2001, our common stock and warrants are quoted on the OTC Bulletin Board. As a result of our Nasdaq delisting and current trading on the OTC Bulletin Board, it will likely become more difficult for us to raise capital and our stock will likely be traded with significantly lower daily volume, possibly resulting in less liquidity for our investors.

         For the three months ended March 31, 2001, there was a net increase in cash of $153,178 as compared to a net decrease in cash of $4,612,009 for the three-month period ended March 31, 2000. The increase in cash is primarily attributable to an increase in accounts payable, accrued liabilities and deferred maintenance revenue of $1,210,211, offset by an increase in accounts receivable of $476,357 and the net loss of $903,335. As of March 31, 2001 we had working capital and total capital deficiencies of approximately $5,562,000 an $2,395,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to the above include seeking to raise additional capital through new loan and credit facilities, as the likelihood of equity-based funding seems unlikely. The recovery of assets and continuation of future operations is dependant upon our ability to obtain additional financing and our ability to generate revenues sufficient to continue pursuing our current business plan.

         While the total amount of cash and equivalents on the accompanying balance sheet is shown as $1,046,818 as of March 31, 2001, on May 10, 2001 the amount of cash and equivalents available to the Company was approximately $300,000. Cash for operations is limited strictly to accounts receivable that were $3,842,085 as of March 31, 2001 and $3,113,611 on May 10, 2001. In the
absence of outside financing, of which there can be no assurance, the Company will be required to operate only to the extent that future sales and related collections permit.

         Further, as a result of the merger with AVS on November 9, 2000 and our substantially weakened cash position subsequent to our fiscal year end, it is anticipated that the Company will require significant additional funds in order to complete the effective combination of the Company's operations (including international operations) and to continue to fund certain projects under development. The Company cannot provide assurance that such funds will be available or that the Company can effectively combine its operations with those of AVS as anticipated. The dollar amount required to successfully market the combined product and service offerings of the Company and AVS has not yet been determined; however, management believes that it will be significant and may not produce immediate results. The Company has significantly reduced the dimensions of its marketing activities and may be unable to create a planned new corporate identity, launch new products, revitalize existing products, produce new marketing and promotional materials, expand an international sales force, create an effective customer and product support organization and invest in new technology development.

         Although we have engaged the services of investment banking and financial services firms to assist us in identifying sources of financing, we can provide no assurance that the amount or structure of any such financings will be acceptable. As a result, we have been forced to curtail our planned marketing and growth strategies and certain of our operations. In this regard, we have cut costs where feasible and have significantly reduced personnel and operating costs in our

Albuquerque, NM office and have moved our principal offices and operations to Waltham, Massachusetts to take advantage of the synergies available as a result of the merger with AVS.

         The Company continually explores strategic, joint venture and other opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for ISV arrangements, strategic relationships, joint ventures, financing arrangements or possible mergers and acquisitions; however, current negotiations, if any, are too preliminary to warrant disclosure at this time. The Company will keep investors informed as such negotiations mature.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 28, 2001, we were served with a lawsuit from Panoram Technologies, Inc. in Los Angeles Superior Court, related to certain unpaid obligations of Virtual Presence Ltd. MUSE Technologies, Inc., Advanced Visual Systems Inc. and Virtual Presence Ltd. were all named in the suit, however, the liability for the subject unpaid invoices is exclusively the responsibility of Virtual Presence Ltd. and we have retained counsel to argue that MUSE and AVS should not be named in the court action. Virtual Presence Ltd. has acknowledged the debt to Panoram Technologies and is attempting to reach an out-of-court settlement directly through our Virtual Presence subsidiary.

         On March 29, 2001, Virtual Presence Ltd. was served with a lawsuit from Access Graphics B.V., in a Dutch court, related to certain unpaid obligations of Virtual Presence. MUSE Technologies is named in a separate but related matter brought in a New Mexico court, alleging that the subject unpaid obligations were guaranteed by MUSE Technologies, which we deny and dispute. Virtual Presence has acknowledged the debt to Access Graphics and is attempting to reach an out-of-court settlement. A motion has been filed to dismiss the action on grounds that the New Mexico courts are an inappropriate forum to decide a contractual matter under Dutch law.

         On April 11, 2001, Continuum Resources obtained a temporary restraining order ex parte citation in the District Court of Harris County, Texas, 129th Judicial District, against MUSE and AVS to refrain from destroying the MuSE source code and to place a copy of the source code on CD-ROM and all related documentation with the registry of the Court through the Clerk of the Harris County courts. A hearing was held on April 23, 2001 in the 129th Judicial District Court, which MUSE and AVS did not attend because the court was only addressing a temporary order and the source code is not physically located in Texas . An additional hearing is scheduled for June 8, 2001, for which we are presently evaluating our legal options and obligations. As of May 8, 2001, the subject source code has not been placed into escrow.

         In October 1999, we deposited $2,000,000 in an investment account with a leading national investment banking organization. As of May 8, 2001, the value of the account was approximately $90,000. The Bank of Albuquerque is currently in control of such funds in connection with the line of credit discussed above. We believe that approximately $900,000 of $1.4 million in losses may be attributable to circumstances other than normal market fluctuations. We have engaged the services of a law firm and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings. We believe that improprieties may have been committed, and to the extent that we may have valid legal claims relating to these losses, we intend to prosecute those responsible. To the extent that our claims are adverse to the investment banking organization charged with supervisory oversight of such account, such claims will be subject to an arbitration proceeding. On May 8, 2001, we entered into mediation with the investment banking organization resulting in a settlement offer that is less than the full amount of our losses and is subject to additional negotiation and evaluation.

         We are a party to two arbitration proceedings with respect to claims by two former employees, one of which was an executive officer, alleging wrongful dismissal. The former employees are seeking unspecified damages in amounts in excess of $100,000.

         On April 19, 2001, we were served with a lawsuit from Rabrob Corp. d/b/a Sales Consultants of Plantation, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, related to $25,000 in certain unpaid obligations of Advanced Visual Systems.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

         As of January 1, 2001, we changed our financial report year to end on December 31 instead of a fiscal year end of September 30.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index:

     (b) The following Current Reports on Form 8-K have been filed during the period:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001

                                            MUSE TECHNOLOGIES, INC.

                                            By: /s/ Brian R. Clark
                                                --------------------
                                                Brian R. Clark, President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


                                            By: /s/ Steve Sukman
                                                --------------------
                                                Steve Sukman, Chief Executive
                                                Officer