Form 10QSB
period 2001-06-30
MUSE TECHNOLOGIES INC
filed 2001-08-21
CIK 1006368

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

                        For Quarter Ended: June 30, 2001

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

                                 Yes [X] No [ ]

     As of June 30, 2001 there were issued and outstanding 13,103,714 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 2,798,388 shares of Common Stock.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                             MUSE TECHNOLOGIES, INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
             (unaudited)

         Consolidated balance sheet as of June 30, 2001                  3

         Consolidated statements of operations for the three and six
             Months ended June 30, 2001 and 2000                         4

         Consolidated statements of cash flows for the six Months
             ended June 30, 2001 and 2000                                5

         Notes to financial statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

PART II.  OTHER INFORMATION                                              17

INDEX TO EXHIBITS                                                        17

SIGNATURES                                                               18

                             MUSE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 June 30, 2001

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                         $   292,373
Marketable securities                                                                  36,373
Accounts receivable (net of reserve of $156,000)                                    2,414,375
Notes receivable-related parties ( net of reserve of $750,000)                        433,189
Other current assets                                                                  185,190
                                                                              ----------------
TOTAL CURRENT ASSETS                                                                3,361,500
                                                                              ----------------

PROPERTY AND EQUIPMENT - NET                                                          509,181

OTHER ASSETS:
Capitalized development costs-net                                                     499,421
Other assets                                                                          315,428
                                                                              ----------------
TOTAL OTHER ASSETS                                                                    814,849
                                                                              ----------------

TOTAL ASSETS                                                                      $ 4,685,530
                                                                              ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable                                                                  $ 1,919,283
Accrued Liabilities                                                                 3,347,085
Deferred Maintenance Revenue                                                          960,501
Notes Payable                                                                         913,537
Bank Note Payable                                                                   1,000,000
Current Portion Lease Payable                                                          75,132
                                                                              ----------------
TOTAL CURRENT LIABILITIES                                                           8,215,538
                                                                              ----------------

LONG-TERM LIABILITIES:
Lease Payable-less current portion                                                     30,774
Convertible Debentures (less discount of $80,664)                                   3,131,969
                                                                              ----------------
TOTAL LONG-TERM LIABILITIES                                                         3,162,743
                                                                              ----------------
STOCKHOLDERS DEFICIENCY:
Common stock, par value $.015, authorized 50,000,000 shares;
 issued and outstanding 13,103,714                                                    196,556
Additional Paid in Capital                                                         30,756,855
Accumulated Deficit                                                               (36,700,679)
Less : Treasury Stock at Cost                                                        (776,315)
           Receivabletfor TreasurylStock                                              (69,300)
Cumulative Translation adjustment                                                     (99,867)
                                                                              ----------------
TOTAL STOCKHOLDERS DEFICIENCY                                                      (6,692,750)
                                                                              ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $ 4,685,530
                                                                              ================


                 See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                 -----------------------------  -------------------------------

                                                     2001          2000 (1)         2001           2000 (1)

REVENUES                                          $ 2,422,383     $ 2,677,399     $ 5,761,940      $ 7,080,424

EXPENSES:
Cost of revenues                                      380,409         623,783         850,634        1,385,438
Selling, general and administrative expenses        1,404,538       2,809,314       3,479,611        5,939,370
Research and development                            1,216,164       1,907,675       1,611,833        2,675,268
Officer Severance Costs                                     -         994,062               -          994,062
Bad Debt Expense                                            -               -         500,000                -
Amortization                                          227,326         144,701         496,125          234,315
Depreciation                                          220,892         238,236         439,562          380,822
                                                 -------------   -------------  --------------   --------------

TOTAL OPERATING EXPENSES                            3,449,329       6,717,771       7,377,765       11,609,275
                                                 -------------   -------------  --------------   --------------
NET OPERATING  LOSS                                (1,026,946)     (4,040,372)     (1,615,825)      (4,528,851)
                                                 -------------   -------------  --------------   --------------
OTHER INCOME (EXPENSE)
Other Expense                                         (13,577)       (178,582)         16,582         (179,338)
Unrealized Gain (Loss) on Investments                 (51,874)          3,136        (249,833)          58,506
Gain/(Loss) on Foreign Currency Transactions          (68,745)        (55,156)         44,534           25,916
Interest Expense                                      (63,028)        (54,010)       (174,448)        (110,004)
Interest Income                                             -          42,668               -          393,110
Loss on Asset Disposal                                 (6,176)              -               -                -
Merger/acquisition costs                                    -        (403,677)              -         (520,718)
Taxes                                                  (7,890)        (15,929)         (7,890)         (26,376)
                                                 -------------   -------------  --------------   --------------
TOTAL OTHER EXPENSE                                  (211,290)       (661,550)       (371,055)        (358,904)
                                                 -------------   -------------  --------------   --------------

NET LOSS FROM CONTINUING OPERATIONS                (1,238,236)     (4,701,922)     (1,986,880)      (4,887,755)
                                                 -------------   -------------  --------------   --------------

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS           (424,978)         64,444      (1,596,386)        (162,345)

NET LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS      (958,085)              -        (958,085)               -
                                                 -------------   -------------  --------------   --------------
NET LOSS FROM DISCONTINUED OPERATIONS              (1,383,063)         64,444      (2,554,471)        (162,345)
                                                 -------------   -------------  --------------   --------------


                                                 -------------   -------------  --------------   --------------
NET LOSS                                         $ (2,621,299)   $ (4,637,478)   $ (4,541,351)    $ (5,050,100)
                                                 =============   =============  ==============   ==============


Net loss per common share -- Continuing Operations    $ (0.09)        $ (0.37)        $ (0.15)         $ (0.38)

Net income/(loss) per common share --
    Discontinued Operations                           $ (0.03)        $  0.01         $ (0.12)         $ (0.01)
                                                 -------------   -------------  --------------   --------------
Net loss per share -- Basic and Diluted               $ (0.13)        $ (0.36)        $ (0.27)         $ (0.40)
                                                 =============   =============  ==============   ==============
Weighted average number of common shares
    outstanding                                    13,103,714      12,738,461      13,103,714       12,738,461
                                                 =============   =============  ==============   ==============
NET LOSS                                           (2,621,299)     (4,637,478)     (4,541,351)      (5,050,100)
OTHER COMPREHENSIVE LOSS
    Change in cummulative translation adjustment       11,167         -               (99,867)         -
                                                 -------------   -------------  --------------   --------------
COMPREHENSIVE LOSS                               $ (2,610,132)   $ (4,637,478)   $ (4,641,218)    $ (5,050,100)
                                                 =============   =============  ==============   ==============

     (1) The consolidated statement of operations have been restated to give retroactive effect to the November 9, 2000 merger accounted for using the pooling of interest method


                See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            Six months ended June 30
                                                      -------------------------------------
                                                            2001              2000 (1)
                                                      -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                       $ (1,986,880)       $ (4,887,755)
Adjustments to reconcile net loss from continuing
   operations to net cash provided  by (used in)
   operating activities of continuing operations:
Depreciation                                                   380,822             380,822
Amortization                                                   234,315             234,315
Write-off of note receivable                                   500,000                   0
Unrealized (gain)loss on investments                           249,833             (58,506)
Changes in assets and liabilities:
Accounts receivable                                            469,241           1,103,496
Inventory                                                                          (81,730)
Other current assets                                            (1,946)            105,162
Other assets                                                   572,045             138,162
Accounts payable                                               (68,134)           (201,088)
Accrued liabilities                                           (351,650)            263,265
Deferred Maintenace Revenue                                   (692,193)           (372,737)
                                                      -----------------    ----------------
NET CASH USED IN CONTINUING OPERATIONS                        (694,547)         (3,376,594)
                                                      -----------------    ----------------
NET CASH  USED IN
DISCONTINUED OPERATIONS                                       (707,761)         (2,549,564)

                                                      -----------------    ----------------
NET CASH USED FOR OPERATING ACTIVITIES                      (1,402,308)         (5,926,158)
                                                      -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale/(purchase) of property and equipment                      235,213            (171,685)
Acquisition of subsidiaries, net of cash acquired                                 (397,949)
                                                      -----------------    ----------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                235,213            (569,634)
                                                      -----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of marketable securirtes                                               (2,000,000)
Principal payments on capital leases                           (48,077)            (31,305)
Issuance of notes payable-others                               913,537                                     -
Borrowings-convertible debentures                              127,759             272,100
                                                      -----------------    ----------------
NET CASH PROVIDED FOR (USED IN) FINANCING ACTIVITIES           993,219          (1,759,205)
                                                      -----------------    ----------------

EFFECT OF EXCHANGE RATE ON CASH                               (143,844)            (38,216)
                                                      -----------------    ----------------
NET DECREASE IN CASH                                          (317,720)         (8,293,213)

CASH - BEGINNING OF PERIOD                                     610,093           9,703,916
                                                      -----------------    ----------------
CASH - END OF PERIOD                                         $ 292,373         $ 1,410,703
                                                      =================    ================

     (1) The consolidate statements of cash flows have been restated to give retroactive effect to the November 9, 2000 merger accounted for using the pooling of interest method.

                 See notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY

     MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995, and, together with its subsidiaries, develops and markets software products designed to enhance a computer user's ability to integrate, present, analyze and better understand many different types of data. The Company also provides its customers with professional services, systems integration, and training and support relating to data visualization and other methods of advanced computer graphics. The Company, as of January 1, 2001, conducts business under the name Advanced Visual Systems (AVS). As of January 1, 2001, the Company changed its financial reporting year to end on December 31 instead of a fiscal year end of September 30.



2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year ended December 31, 2001. The unaudited consolidated financial statements have been retroactively restated to give effect to Advanced Visual Systems merger consummated on November 9, 2000. This merger was accounted for using the pooling-of-interests method. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

3.        RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of June 30, 2001, the Company had no unamortized goodwill.

4.  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $4,541,00 for the six months ended June 30,2001. Additionally, the Company had working capital and total capital deficiencies of approximately $4.9 million and $6.7 million at June 30, 2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include the possibility of restructuring its existing debt, and raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5.   BUSINESS COMBINATION

     On November 9, 2000,  we completed a merger with  Advanced  Visual  Systems
(AVS) and issued an aggregate of 1,929,579 shares of common stock of the Company in exchange for all of the capital stock of AVS. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of AVS as if it had combined with the Company since AVS' inception. Included in net revenues for the three-month periods ending June 30, 2001 and June 30, 2000 were $2.4 million and $2.5 million, respectively. Included in restated net income for the three-month periods ended June 30, 2001 and June 30, 2000 were a net income of $260,000 and a net loss of $1.0 million, respectively. Restated diluted net income per share for the three months ended June 30, 2001 and June 30, 2000 included income of $.02 per share and a net loss of $.08 per share respectively. Included in net revenues for the six-month periods ending June 30, 2001 and June 30, 2000 were $5.6 million and $5.8 million, respectively. Included in restated net income for the six-month periods ended June 30, 2001 and June 30, 2000 was net income of $1.4 million and net income of $1.0 million, respectively. Restated diluted net income per share for the six-months ended June 30, 2001 and June 30, 2000 included income of $.11 per share and $.08 per share respectively.


6.       DISCONTINUED OPERATIONS


     On July 27, 2001, we entered into a definitive agreement to sell Virtual Presence, Ltd. to Optionmaster Ltd., a U.K. company. The transaction involves MUSE selling all of its interest in Virtual Presence Ltd.(including $1.9 million in assets and $2.6 million in debt) to Optionmaster Ltd. for retirement of approximately 165,000 shares of MUSE common stock held by John Hough, a principal of Optionmaster Ltd. and former executive and director of the Company, forgiveness of judgments and settlements of other claims, and other considerations. Under the terms of the transaction, Optionmaster Ltd. will also acquire Virtual Presence Ltd. subsidiaries SimTeam SARL, Simulation Solutions Ltd. and Virtual Presence, Inc. The divestiture will result in MUSE taking a one-time charge of $1.3 million for the quarter ending June 30, 2001 in a write-down of goodwill related to its acquisition of Virtual Presence in November 1999.

     All assets and liabilities of Virtual Presence and its' subsidiaries have been written down to the net realizable value as of June 30, 2001. Net operating results for Virtual Presence and its' subsidiaries has been shown as "Net Income/(Loss) from discontinued operations" for all reporting periods.


7.   NOTES PAYABLE

     In December 1997, the Company, through AVS, entered into a convertible subordinated promissory note agreement with Kubota Corporation. In exchange for a $2,000,000 payment, Kubota received a convertible subordinated promissory note due December 2001. The note, which is subordinated to all the Company's senior indebtedness, bears interest at the rate of 5% per year payable quarterly in arrears. Kubota has the right to convert the Note into fully paid shares of the Company's common stock at $9.86 per share. Interest expense of $25,000 was accrued at June 30, 2001. As of July 31, 2001, we were in arrears for two quarterly interest payments.

     On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque to provide interim working capital. The agreement was for a one-year period and expired on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. The Company currently is in arrears for four monthly interest payments as of August 20, 2001. The line of credit balance at June 30, 2001 was $1,000,000 and interest expense of $4,167 was accrued at June 30, 2001. On February 5, 2001, as a result of the diminution in value of our investment account with a leading national investment firm (which collateralized this line of credit), the Bank of Albuquerque accelerated and demanded payment of amounts outstanding. The Company was unable meet this due date and management is in discussions with the Bank of Albuquerque on various repayment plans.

     On June 1, 2000, the Company entered into an $18,000,000 equity line agreement with Kingsbridge Capital Limited subject to certain limitations based on the market price and trading volume of the Company's common stock. On August 7, 2000, the Company sold to Kingsbridge Capital, LTD, a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. If Kingsbridge does not elect to convert the note after the first anniversary of its issuance, the note is due and payable on August 7, 2002. The Company also issued to Kingsbridge warrants to purchase 200,000 shares of the Company's common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of the Company's common stock in connection with the note issuance exercisable at $2.6125 per share over the four year period commencing on August 7, 2001. On April 16, 2001 the Company received notice from Kingsbridge Capital LTD terminating its equity line agreement and demanding $900,000, an amount equal to the unused minimum commitment of the equity line agreement ($7,500,00) multiplied by the applicable discount (12%). The Company never received any funds nor issued any common stock under the equity line agreement. Kingsbridge has never exercised any warrants.

     In June 2001, the Company received a total of $350,000 in short-term financing from an individual, and in July 2001, the Company received $300,000 in short-term financing from Third Millennium Technologies. Both notes carry an annual interest rate of 9% and are due and payable 90 days from inception. Both notes are secured by the Company's Accounts Receivables. As of August 19, 2001, there was an outstanding balance of $260,000 to such individual and $300,000 to Third Millennium.

8. Capitalized Development Costs

     The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86,("FASB 86") "Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed," which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. When the software is fully documented and available for unrestricted sale or license, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

     Realization of capitalized software development costs is subject to the Company's ability to market its software product in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $570,767 as of June 30, 2001. Amortization of capitalized software development costs was $71,346 as of June 30, 2001 of which $71,346 is included as operating expenses in the accompanying statements of operations for the tree-month period ended June 30, 2001. For the six-month period ended June 30, 2001, a total of $290,016 of amortization of capitalized development costs were included in operating expenses. Management has determined that due to the lack of current product revenue for its' MuSE software product, that a writedown to zero of the capitalized software development costs associated with that product was appropriate. A charge to income of $610,633 was reflected in the three-month period ended June 30, 2001.

9.       LEGAL MATTERS

     During the quarter ended March 31,2001 it was reported that Continuum Resources had obtained a temporary restraining order ex parte citation on April

11, 2001 in the District Court of Harris County, Texas, 129th Judicial District, against MUSE and AVS to refrain from destroying the MuSE source code and to place a copy of the source code on CD-ROM and all related documentation with the registry of the Court through the Clerk of the Harris County courts. At a subsequent hearing on June 8, 2001, the Harris County Court awarded a restraining order to Continuum Resources, and the Company has complied with all obligations of the order and provided the subject source code directly to Continuum Resources. On July 10 2001, the Company and two of its officers and directors were served with an amended petition by Continuum Resources claiming breach of contract and other charges related to the Company's sale of securities and certain technologies and related distribution rights to Continuum. The amended petition seeks adequate damages and includes the officers and directors as respondents. The Company's lawyers have entered a general denial to the amended petition and are presently evaluating the complaint and the filing of counterclaims.


     On June 13, 200l, a class action complaint was filed against the Company and one former and one current officer and director in the United States District Court for the District of Massachusetts alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and other provisions of the United States Securities laws during the period January 24, 2000 through February 21, 2001. The Company is in the process of evaluating such claims.


     On July 30, 2001, the Company and two of its officers and directors were served a summons in a civil case in the United States District Court, District of Massachusetts, by a former Company officer and director claiming the Company failed to make all payments agreed to under an employment resignation and stock option repurchase agreement. The Company's lawyers are presently evaluating the complaint.

     On August 15, 2001, the Company was served a notice of motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, by Proskauer Rose LLP, the Company's former securities counsel. The notice of motion seeks payment from the Company of $563,536 for unpaid legal bills as agreed under the terms of a promissory note entered into by the Company on March 9, 2001, plus interest thereon at the rate of 10% per annum, compounded monthly, from March 9, 2001, plus reasonable attorneys' fees and expenses. The promissory note is payable in full on August 30, 2001, but has been accelerated due to default by the failure to make required interim payments.


10.   OTHER MATTERS


     On April 16, 2001 the Company's common stock and warrants were delisted from the Nasdaq Small Cap market for failing to meet Nasdaq's minimum net tangible asset requirements and other factors. Commencing April 16, 2001, our common stock and warrants are quoted on the OTC Bulletin Board.

     On July 18, 2001, the Boston Stock Exchange notified the Company that it was delisted from that exchange for failure to meet its minimum shareholders equity requirement of $500,000.

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

OPERATIONAL OVERVIEW

     The Company receives revenue from the sale and licensing of its software products, the sale of third-party manufactured hardware and software, and by providing consulting, training, support and maintenance services. Revenues are generated by two operating components (three prior to the disposition of Virtual Presence subsidiaries on July 15, 2001), whose performance is outlined below:

1. The MUSE component of our business is related exclusively to the sale of our MuSE (Multi-dimensional user-oriented Synthetic Environment) software product and related services. From the beginning of fiscal 1999 until the second quarter of fiscal 2000, the primary sales strategy for our MuSE-related business was to distribute its software products and services through a network of resellers that had extensive vertical market expertise. That distribution strategy, known as the MUSE Strategic Reselling Partner (SRP) program, has produced lower than expected results to date and is not expected to produce significant revenue in the future. Although existing reseller agreements provide for minimum annual sales commitments, failure of a SRP to satisfy those commitments merely permits the Company, under certain circumstances, to terminate that agreement.
     Accordingly, the Company cannot provide assurance that the threat of terminating any strategic reselling partner agreement is an effective deterrent against a breach of the agreement that the minimum sales commitments have not been realized. From the second quarter of fiscal 2000 through the first quarter of calendar 2001, the Company attempted to sell the MuSE software product through a direct sales effort that produced only minimal results.

     In June 1998, the Company entered into a strategic reselling partner agreement with Continuum Resources International, ASA, a Norwegian company, with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, Continuum Resources paid the Company a non-refundable license fee of $5,000,000. Minimum sales commitments totaling $12,000,000 through 2001 were modified in June 2000 due to significant pricing reductions in the cost of the Company's products and to enable Continuum Resources to implement its business plan. The modified agreement requires Continuum Resources to generate minimum revenues of $250,000 during the next fiscal year with minimum requirements for succeeding years to be established by mutual agreement. Continuum Resources has not met renegotiated minimum revenues and has brought legal action against the Company for matters related to the modified agreement. The Company has complied with a court order and turned over the Muse source code to Continuum for its restricted use. Unless and until required by court order, management does not anticipate any compliance from Continuum with its obligations to the Company under the various agreements. See Legal Proceedings.

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

     As a result of significantly less than expected economic results from the MUSE SRP program, the MuSE software product and MFSG, the Company has significantly reduced the personnel and operations related to these activities. The MUSE workforce in Albuquerque, NM has been reduced to a small team of employees and the Company vacated its Albuquerque leased facilities in June 2000 to relocate into significantly smaller offices. MFSG operations have been functionally terminated and it has vacated its Arlington, VA offices. Included in these workforce and operational reductions were the elimination of three Vice President positions related to technology development, business development and sales. Management has no plans to reactivate MFSG in the near term and has relinquished its facility security clearance.

     With the exception of insignificant revenues related to the ongoing licensing of MuSE software by a small number of customers, no material future revenue is currently expected from the MuSE product, however, the Company may elect to market the technology in the future.

2. The AVS component of our business sells a line of data visualization software products and related professional services through Advanced Visual Systems, Inc. (AVS), a wholly owned subsidiary of the Company, and continues to be the primary focus of management's current business strategy.

     AVS and its subsidiaries have historically sold AVS software products through a direct sales force, without any significant dependence on resellers or third party representatives. Through AVS, we have entered into several Independent Software Vendor (ISV) relationships in which third-party companies embed AVS technology within their software products through a licensing and business model that is different than that of the MUSE SRP program.

     The current strategy for the AVS subsidiary is to focus primarily on direct sales by its own international sales staff to customers and ISVs and to develop ISV relationships in which its data visualization software products are utilized and/or embedded in third-party products, thereby producing ongoing licensing revenue.

     In September 2000, AVS entered into a software licensing agreement with a leading software manufacturer. Under the terms of a perpetual licensing agreement, the Company received a $1.5 million one-time payment for software and professional services. In subsequent years, the customer can receive new releases of the Company's OpenViz technology and support for $300,000 per year.

3. On July 27, 2001 the Company entered into a defintive agreement to sell Virtual Presence Ltd. and its subsidiaries (see footnote 4 above to the financial statements), which provide highly customized advanced visualization solutions; systems integration, training and consulting services; and computer hardware and accessories to a predominately European customer base. The Company acquired Virtual Presence, Ltd. on November 16, 1999 for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of those shares, 205,522 are subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share. The Company is in the process of issuing 363,969 shares to settle this agreement.

     In March, 2000, through Virtual Presence Ltd., the Company acquired two additional companies (that were included in the sale of Virtual Presence Ltd.): Simulation Solutions, Ltd., a U.K. company that provides advanced software and consulting services in the field of plant and equipment manufacturing simulation, and VRsource.com, a Colorado corporation, that is a prominent e-commerce site for advanced visualization and virtual reality hardware.

     In April 2000, MUSE Virtual  Presence was awarded a major contract , valued
     at  $1,000,000,   with  the  Manchester  Visualization  Centre  to  provide
     hardware, software and services.

     Since the first quarter of fiscal 2001, the operations of Virtual Presence had been reduced through the transfer of certain technologies to another company and through employee attrition.

GENERAL

     On May 4, 2000, the Company's CEO and Chairman resigned. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of the Company's common stock in connection with his resignation, the Company incurred a charge to earnings of $994,000. As part of the resignation arrangement, the Company agreed to make certain payments over a two-year period. The Company ceased payments in December 2000, and the former officer has brought legal action against the Company. See Legal Proceedings.


     On February 6, 2001, Russell G. Barbour, the Company's CEO since its merger with AVS, resigned to assume the title of President of the Company's AVS subsidiary. Steve Sukman, Senior Vice President and a member of the Board of Directors, immediately assumed CEO responsibilities and was formally appointed CEO on March 14, 2001, at which time Mr. Barbour ceased employment with AVS.

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

     As a result of significant lead time necessary to market and consummate the Company's direct sales and ISV activities, quarterly results are expected to fluctuate significantly depending on the timing and successful completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be expected in subsequent quarters. At the present time, management efforts are primarily focused on seeking additional funding, addressing defaults on Company obligations and various legal matters to enable the Company to continue as a going concern.


RESULTS OF OPERATIONS

     Revenues for the three-month period ended June 30, 2001 was $2,422,383 as compared to revenues of $2,677,399 for the three-month period ended June 30, 2000. The decrease of $255,016, or 9%, for the three-month period is primarily attributable to a reduction in MuSE licensing maintenance and support fees. Revenues for the six-month period ended June 30, 2001 was $5,761,940 as compared to revenues of $7,080,424 for the six-month period ended June 30, 2000. The decrease of $1,318,484, or 19%, for the six-month period was again primarily attributable to a reduction in MuSE licensing maintenance and support fees.


     Total operating expenses for the three-month period ended June 30, 2001 were $3,449,329 as compared to total operating expenses of $6,717,771 for the three-month period ended June 30, 2000. The decrease of $3,268,442, or 49%, for the three-month period is primarily attributable to reduced cost of revenues, significant cutbacks in staff, decreased legal expenses and reduction or elimination of certain office operations. In addition, there was a one-time charge in the period ending June 30, 2000 for $994,062 in connection with resignation of the Company's former CEO. Total operating expenses for the six-month period ended June 30, 2001 were $7,377,765 as compared to total operating expenses of $11,609,275 for the six-month period ended June 30, 2000. The decrease of $4,231,510 or 369%, for the six-month period was also attributable to reduced cost of revenues, significant cutbacks in staff, decreased legal expenses and reduction or elimination of certain office operations. In addition, there was a one-time charge in the period ending June 30, 2000 for $994,062 in connection with resignation of the Company's former CEO.


     Total other income/(expenses) for the three-month period ended June 30, 2001 was $211,290 of expenses as compared to $661,550 of expenses for the three-month period ended June 30, 2000. The reduction of expenses is mainly attributable to an expense for merger and acquisition of $403,677 in 2000 associated with the acquisition of Advanced Visual Systems. Total other income/(expenses) for the six-months ended June 30, 2001 and compared to the six month ended June 30, 2000 were relatively constant.

     The loss from discontinued operations of $424,978 for the three-month period ended June 30, 2001 versus an income of $64,444, is a result of reduced revenues offset by reduced operating expenses. The loss on disposal of discontinued operations of $958,085 is the cost associated with the disposal along with the write-off of the goodwill from the original acquisition. The loss from discontinued operations for the six-month period ended June 30, 2001 was $1,596,386 and $958,085 loss on the disposal.

     Accordingly, the net loss for the three-month period ended June 30, 2001 of $2,621,299 as compared to the net loss of $4,637,478 for the three month period ended June 30, 2000, reflected a significant reduction in operating expenses due to cost saving measures enacted by the Company, offset by a slight decrease in revenues and a one-time charge for the disposition of Virtual Presence. The net loss for the six-month period ended June 30, 2001 of $4,541,351 as compared to the net loss of $5,050,100 for the six month period ended June 30, 2000, reflected a significant reduction in operating expenses due to cost saving measures enacted by the Company, offset by a slight decrease in revenues and a one-time charge for the disposition of Virtual Presence.


     The Company's primary revenue strategy is to build a direct sales force that can identify international revenue opportunities for the AVS software products. As a result of the significant lead time necessary to create an effective direct sales force and consummate additional customer, distribution and ISV relationships, the Company's quarterly results are expected to fluctuate significantly depending on the timing of completion of such arrangements and any up front fees and sales commitments associated therewith. Accordingly, results in any one quarter are not indicative of results to be experienced in subsequent quarters.

     As of January 1, 2001, we changed our financial reporting year to end on December 31 instead of a fiscal year end of September 30.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have been funded through a series of debt and equity financings and revenues received through the SRP program. During fiscal 2000, revenues generated from direct sales activities also funded portions of the Company's capital needs.

     In July 1998, the Company sold 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to Continuum Resources for an aggregate purchase price of $8,000,000. In October 1998, the Company loaned $1,000,000 to a subsidiary of Continuum Resources for the establishment of a Houston facility. The loan is payable on demand and bears interest at the rate of 12% per annum. In April 2001 the Company sent Continuum a letter demanding payment of principal and accrued interest. The loan remains outstanding as of the date hereof and our demand for payment has resulted in litigation from Continuum Resources for claims that the Company failed to meet certain expectations of a June 2000 modified agreement between our companies. Pursuant to the June 2000 agreement, Continuum Resources acknowledged its payment obligations on the loan and that the Company will be entitled to terminate the reseller agreement and Continuum Resources' exclusive distribution rights for MuSE software in the oil and gas industry if the loan is unpaid; however, management cannot provide assurance that that the loan will be repaid in the near future. Accordingly, the Company wrote off $250,000 of the $1,000,000 loans in the fiscal year ended September 30, 2000 and has written off an additional $500,000 in the second quarter of 2001.


     As part of the acquisition of AVS through a merger, the Company exchanged AVS' outstanding stock options for MUSE stock options and will be required to issue 232,800 shares of our common stock pursuant to a convertible note to Kubota Corporation, if converted.

     On December 12, 2000, the Company appointed Bluestone Capital Partners, L.P. as our financial and investment banking advisors. Under the terms of a non-exclusive agreement, Bluestone was to be paid a one-time retainer of $50,000 in addition to an advisory fee of $10,000 per month, plus a commission at the closing of the sale of securities, if any, to certain institutional, accredited individual or strategic investors. As of March 2001 the Company terminated its monthly fee arrangement with Bluestone. No relevant sales were ever consummated.

     On December 26, 2000, the Company entered into an agreement with Prevail With Vision, Inc. (PWV) to assist the Company in identifying between $3,500,000 and $10,000,000 in loan or credit facilities. Under the terms of this agreement, PVW was paid a retainer fee of $30,000 and will receive a 6% placement fee on any funds raised by PVW. No funding activities have been consummated by PWV. The agreement with PWV terminated on May 26, 2001.

     On January 2, 2001, the Company retained The Wall Street Group, Inc. as financial relations advisors. Under the terms of an agreement, The Wall Street Group was to receive $7,000 per month in consulting fees and warrants to purchase 100,000 shares of our common stock at a price of $0.52 per share. The number of shares of common stock underlying the warrants doubled to 200,000 in April 2001 as a result of our non-payment of monthly fees. The agreement was for a term of one year subject to cancellation by either party upon 90 days' written notice, at which time The Wall Street Group is required to refund a prorated portion of the warrants. Notice of termination was given in March 2001.

     In March 2001 the Company retained, on an hourly consulting basis, Geoffrey
D. Lurie & Associates LLC to assist its senior management team in an evaluation of our operations and to refine our short- and long-term strategies. The agreement with Geoffrey D. Lurie & Associates was terminated in June, 2001.

     In October 1999, the Company deposited $2,000,000 in an investment account with a leading national investment banking organization. The current value of the account as of July 30, 2001 is less than $20,000. The Bank of Albuquerque has a security interest in such funds in connection with the line of credit discussed above. The Company believes that approximately $900,000 of $1.4 million in losses may be attributable to circumstances other than normal market fluctuations. The Company has engaged the services of a law firm and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings. Management believes that improprieties may have been committed, and to the extent that the Company may have valid legal claims relating to these losses, management intends to prosecute those responsible. To the extent that the Company's claims are adverse to the investment banking organization charged with supervisory oversight of such account, such claims will be subject to an arbitration proceeding unless the Bank of Albuquerque initiates a complaint in another forum. On May 8, 2001, the Company entered into mediation with the investment banking organization resulting in an unaccepted settlement offer that is less than the full amount of the Company's losses and is subject to additional negotiation and evaluation.

     On April 16, 2001 the Company's common stock and warrants were delisted from the Nasdaq Small Cap market for failing to meet Nasdaq's minimum net tangible asset requirements and other factors. Commencing April 16, 2001, our common stock and warrants are quoted on the OTC Bulletin Board. As a result of our Nasdaq delisting and current trading on the OTC Bulletin Board, it will likely become more difficult for the Company to raise capital and its stock will likely be traded with significantly lower daily volume, possibly resulting in less liquidity for investors.

     On July 19, 2001 the Company's common stock and warrants that were traded on the Boston Stock Exchange were removed from listing and registration on the Boston Stock Exchange due to the Company's inability to rectify a shareholder equity deficit.

     During June and July, 2001, the Company received short term financing in exchange for three 90-day loans in the aggregate amount of $650,000 ($100,000 on June 14, $250,000 on June 26, and $300,000 on July 9)that bear interest at the rate of 9% per annum and are secured by certain of the Company's identified and general accounts receivable.


     For the six months ended June 30, 2001, there was a net decrease in cash of $317,720 as compared to a net decrease in cash of $8,293,213 for the six-month period ended June 30, 2000. The decrease in net use of funds for operations of $1,279,464 was offset by borrowings on notes payable and sales of fixed assets. As of June 30, 2001, the Company had a working capital deficiency of approximately $4.9 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to the above include seeking to raise additional capital through new loan and credit facilities, as the likelihood of equity-based funding sufficient for working capital seems unlikely. The recovery of assets and continuation of future operations is dependant upon management's ability to obtain additional financing and management's ability to generate revenues sufficient to continue pursuing our current business plan.

     In the absence of substantial outside financing, of which there can be no assurance, the Company will be required to operate only to the extent that future sales and related collections permit.

     The Company's capital requirements depend on numerous factors, including the progress of product development programs, ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization and distribution of the Company's products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing claims by and against the Company, including any patent claims and other intellectual property rights, and the combination of the Company's operations with those of AVS. Based upon the Company's current plans, management believes that current cash resources as well as anticipated funds to be generated from operations, will be insufficient to satisfy the Company's needs for the next 12 months. The equity line agreement has been terminated and the Company has no current sources of equity-based funding. Accordingly, the Company must obtain additional capital from other sources and there can be no assurances that additional financing will be available or that the terms of any financing will be acceptable.

     Further, as a result of the merger with AVS on November 9, 2000 and the Company's substantially weakened cash position subsequent to our fiscal year end, the Company continues to require significant additional funds in order to complete the effective combination of the Company's operations (including international operations) and to continue to fund certain projects under development. The Company cannot provide assurance that such funds will be available or that the Company can effectively combine its operations with those of AVS as anticipated. The dollar amount required to successfully market the combined product and service offerings of the Company and AVS has not yet been determined; however, management believes that it will be significant and may not produce immediate results. The Company has significantly reduced the dimensions of its marketing activities and may be unable to create a planned new corporate identity, launch new products, revitalize existing products, produce new marketing and promotional materials, expand an international sales force, create an effective customer and product support organization and invest in new technology development.


     Although the Company has engaged the services of investment banking and financial services firms to assist management in identifying sources of financing, management can provide no assurance that the amount or structure of any such financings will be acceptable. As a result, the Company has been forced to curtail its planned marketing and growth strategies and certain of its operations. In this regard, management has cut costs where feasible and have significantly reduced personnel and operating costs in the US offices and has moved the Company's principal offices and operations to Waltham, Massachusetts to take advantage of the synergies available as a result of the merger with AVS.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the FORM 10-QSB for the period ended March 31,2001 filed on behalf of the Company, it was reported that Continuum Resources had obtained a temporary restraining order ex parte citation on April 11, 2001 in the District Court of Harris County, Texas, 129th Judicial District, against MUSE and AVS to refrain from destroying the MuSE source code and to place a copy of the source code on CD-ROM and all related documentation with the registry of the Court through the Clerk of the Harris County courts. At a subsequent hearing on June 8, 2001, the Harris County Court awarded a restraining order to Continuum Resources, and the Company has complied with all obligations of the order and provided the subject source code directly to Continuum Resources. On July 10 2001, the Company and two of its officers and directors were served with an amended petition by Continuum Resources claiming breach of contract and other charges related to the Company's sale of securities and certain technologies and related distribution rights to Continuum. The amended petition seeks damages and includes the officers and directors as respondents. The Company's lawyers have entered a general denial to the amended petition and are presently evaluating the complaint and the filing of counterclaims.


     On June 13, 200l, a class action complaint was filed against the Company and one former and one current officer and director in the United States District Court for the District of Massachusetts alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and other provisions of the United States Securities laws during the period January 24, 2000 through February 21, 2001. The Company is in the process of evaluating such claims.


     On July 30, 2001, the Company and two of its officers and directors were served a summons in a civil case in the United States District Court, District of Massachusetts, by a former Company officer and director claiming the Company failed to make all payments agreed to under an employment resignation and stock option repurchase agreement. The Company's lawyers are presently evaluating the complaint.

     On August 15, 2001, the Company was served a notice of motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, by Proskauer Rose LLP, the Company's former securities counsel. The notice of motion seeks payment from the Company of $563,536 for unpaid legal bills as agreed under the terms of a promissory note entered into by the Company on March 9, 2001, plus interest thereon at the rate of 10% per annum, compounded monthly, from March 9, 2001, plus reasonable attorneys' fees and expenses. The promissory note is payable in full on August 30, 2001, but has been accelerated due to default by the failure to make required interim payments.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 21, 2001, the Board of Directors granted options to employees of the Company and its subsidiaries pursuant to the Company's 1996 Stock Option Plan to purchase 5,605,000 shares of the Company's common stock at fair market value, of which options to purchase 2,900,000 were granted to the directors and executive officers of the Company. Fair market value is $0.10 per share, the closing price on the date of the grant. The options vest in four equal allotments beginning on September 30, 2001, and every six months thereafter, subject to continuing employment. The options may be exercised on a "cashless basis" so that sufficient shares are considered to be exercised and immediately sold to cover the excise price of the options exercised. The shares for which options were granted exceed the shares currently available under the terms of the plan as previously approved by the shareholders of the Company and to that extent were granted subject to approval or ratification of the shareholders of the Company.

     As of August 20, 2001, the Company has outstanding a total of $560,000 in short-term notes payable which are secured by the Company's accounts receivable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Defaults in the payment of interest and principal in indebtedness of the Company not cured within 30 days are discussed above (1) in note 7 to the financial statements with respect to Kubota Corporation, the Bank of Albuquerque, and Kingsbridge Capital Limited, (2) under the "General" heading of
Part I, Item 2, Management's Discussion and Analysis, with respect to payments due a former CEO and Chairman, and (3) under Part II, Item 1, Legal Proceedings, with respect to Proskauer Rose LLP. The amounts of the default and total arrearages as of August 20, the date of the filing of this report are as follows:


-------------------------------------- -------------- --------------
                                       Default        Total
                                       Amount         Arrearages
-------------------------------------- -------------- --------------
Kubota Corporation                     $2,000,000     $50,000

-------------------------------------- -------------- --------------
Bank of Albuquerque                    $1,000,000     $40,750

-------------------------------------- -------------- --------------
Kingsbridge Capital Limited            $1,000,000     $50,000

-------------------------------------- -------------- --------------
Former CEO & Chairman                  $429,101       $346,350

-------------------------------------- -------------- --------------
Prsokauer Rose LLP                     $563,537       563,537

-------------------------------------- -------------- --------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     As of January 1, 2001, the Company changed its financial report year to end on December 31 instead of a fiscal year end of September 30.

     Effective June 8, June 12 and June 13, 2001, respectively, each of Jack Berenzwig, Ed Masi and John Hough tendered their respective resignations from the Company's Board of Directors. The Company's Board of Directors currently consists of Steve Sukman and Brian R. Clark, the Company's Chief Executive Officer, and President and Chief Financial Officer, respectively.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index:

     (b) The following Current Reports on Form 8-K have been filed during the period:

     1. April 20, 2001: On April 13, 2001, MUSE Technologies, Inc. d/b/a Advanced Visual Systems (the "Company") received notification from the Nasdaq Stock Market ("Nasdaq") that Nasdaq's hearing panel determined to delist the Company's securities, effective April 16, 2001. The Nasdaq hearing with respect to the Company's eligibility to maintain the listing of its securities on Nasdaq was held on March 16, 2001. The Company's Common Stock and Warrants have traded on the Nasdaq Small Cap since November 1998. Following delisting from Nasdaq, the Company's securities began trading on the OTC Bulletin Board. On April 12, 2001, the Company received notification from the Boston Stock Exchange advising that the Company failed to meet the its minimum shareholder's equity maintenance requirement. The Company is in the process of submitting a response. There can be no assurance that notwithstanding such response, the Boston Stock Exchange will determine to maintain the listing of the Company's securities.


     2. June 28, 2001: On June 14, 2001, MUSE Technologies, Inc. d/b/a Advanced Visual Systems (the "Company") received short term financing in the amount of a 90-day $100,000 loan ("Loan"). The Loan, which bears interest at the rate of 9% per annum, is secured by certain of the Company's identified accounts receivable. While the Loan addresses certain of the Company's immediate short-term cash flow needs, the Company's accounts receivable collections are less than forecasted resulting in continued limited cash flow and a shortage of working capital. The Company continues to seek required long-term financing and to explore all other alternatives, including the possibility of filing for protection under Title 11 of the United States Code. On June 13, 200l, a class action complaint was filed against the Company and certain of its former and current officers and directors in the United States District Court for the District of Massachusetts alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and other provisions of the United States Securities laws during the period January 24, 2000 through February 21, 2001. The Company is in the process of evaluating such claims. Effective June 8, June 12 and June 13, 2001, respectively, each of Jack Berenzwig, Ed Masi and John Hough tendered their respective resignations from the Company's Board of Directors. The Company's Board of Directors currently consists of Steve Sukman and Brian R. Clark, the Company's Chief Executive Officer, and President and Chief Financial Officer, respectively.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2001

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