Form 10QSB
period 2001-09-30
MUSE TECHNOLOGIES INC
filed 2002-02-19
CIK 1006368

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

                      For Quarter Ended: September 30, 2001

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

                                 Yes [X] No [ ]

     As of September 30, 2001 there were issued and outstanding 13,103,714 shares of Common Stock, $.015 par value per share, and Class A Redeemable Common Stock Purchase Warrants to purchase 2,798,388 shares of Common Stock.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                             MUSE TECHNOLOGIES, INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
              (Unaudited and not reviewed by an outside accountant)

         Consolidated balance sheet as of September 30, 2001                   3
              (Unaudited and not reviewed by an outside accountant)

         Consolidated statements of operations for the three and nine
             Months ended September 30, 2001 and 2000                          4
              (2001 is unaudited and not reviewed by an outside accountant)

         Consolidated statements of cash flows for the nine Months
             ended September 30, 2001 and 2000                                 5
              (2001 is unaudited and not reviewed by an outside accountant)

         Notes to financial statements                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

PART II. OTHER INFORMATION                                                    17

INDEX TO EXHIBITS                                                             17

SIGNATURES                                                                    18

                             MUSE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2001

                                                                     (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                                       $    250,718
   Accounts receivable                                                1,862,709
   Notes receivable-related parties (net of reserve of $1,000,000)      183,189
   Other current assets                                                 237,991
                                                                   ------------
      TOTAL CURRENT ASSETS                                            2,534,607
                                                                   ------------

PROPERTY AND EQUIPMENT - NET                                            307,655

OTHER ASSETS:
   Capitalized development costs-net                                    428,076
   Other assets                                                         141,951
                                                                   ------------
      TOTAL OTHER ASSETS                                                570,027
                                                                   ------------

                                                                   $  3,412,289
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                                $  2,577,262
   Accrued Liabilities                                                2,528,405
   Deferred Maintenance Revenue                                         739,461
   Bank Note Payable                                                    272,981
   Current Portion Lease Payable                                         85,132
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       6,203,241
                                                                   ------------
LONG-TERM LIABILITIES:
   Lease Payable-less current portion                                    30,774
   Convertible Debentures (less discount of $80,664)                  3,759,672
                                                                   ------------
      TOTAL LONG-TERM LIABILITIES                                     3,790,446
                                                                   ------------

STOCKHOLDERS EQUITY:
   Common stock, par value $.015, authorized 50,000,000 shares;
      issued and outstanding 13,103,714                                 196,556
   Additional Paid in Capital                                        26,011,201
   Accumulated Deficit                                              (31,944,670)
   Less : Treasury Stock at Cost                                       (776,315)
   Cumulative Translation adjustment                                    (68,171)
                                                                   ------------
      TOTAL STOCKHOLDERS EQUITY                                      (6,581,399)
                                                                   ------------

                                                                   $  3,412,288
                                                                   ============


             See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended       For the Nine Months Ended
                                                            September 30                     September 30
                                                     ----------------------------    ----------------------------
                                                         2001            2000            2001            2000
                                                      (UNAUDITED)                     (UNAUDITED)
REVENUES                                             $  2,206,710       2,703,801       7,968,650       9,784,225

EXPENSES:
   Cost of revenues                                       198,333         516,853       1,048,967       1,902,291
   Selling, general and administrative expenses         2,012,763       4,592,292       5,492,374      10,531,662
   Research and development                               464,319       2,058,137       2,076,152       4,733,405
   Officer Severance Costs                                      0               0               0         994,062
   Bad Debt Expense                                       252,000               0         752,000               0
   Amortization                                            96,556         250,000         592,681         484,315
   Depreciation                                           200,348         193,070         639,910         573,892
                                                     ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                3,224,319       7,610,352      10,602,084      19,219,627
                                                     ------------    ------------    ------------    ------------

NET OPERATING  LOSS                                    (1,017,609)     (4,906,551)     (2,633,434)     (9,435,402)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Other Expense                                          (69,575)            756         (52,993)       (178,582)
   Gain (Loss) on Investments                             822,300           3,136         572,467          61,642
   Gain/(Loss) on Foreign Currency Transactions                 0        (133,896)         44,534        (107,980)
   Interest Expense                                      (101,741)       (149,634)       (276,189)       (259,638)
   Interest Income                                              0          73,090               0         466,200
   Gain/(Loss) on Asset Disposal                            4,000               0           4,000               0
   Merger/acquisition costs                                     0        (747,225)              0      (1,267,943)
   Forgiveness of Debt                                    387,753               0         387,753
   Taxes                                                   (5,944)        (13,918)        (13,834)        (40,294)
                                                     ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                            1,036,793        (967,691)        665,738      (1,326,595)
                                                     ------------    ------------    ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                  $     19,184      (5,874,242)     (1,967,696)    (10,761,997)
                                                     ============    ============    ============    ============

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS                      0      (1,520,161)     (1,596,386)     (1,682,506)

NET LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS                 0               0        (958,085)              0
                                                     ------------    ------------    ------------    ------------
NET LOSS FROM DISCONTINUED OPERATIONS                           0      (1,520,161)     (2,554,471)     (1,682,506)
                                                     ------------    ------------    ------------    ------------

                                                     ------------    ------------    ------------    ------------
NET LOSS                                                   19,184      (7,394,403)     (4,522,167)    (12,444,503)
                                                     ============    ============    ============    ============

NET LOSS PER COMMON SHARE - CONTINUING OPERATIONS    $       0.00           (0.46)          (0.15)          (0.84)

NET LOSS PER COMMON SHARE - DICONTINUED OPERATIONS           0.00           (0.12)          (0.12)          (0.13)
                                                     ------------    ------------    ------------    ------------
NET LOSS PER SHARE-BASIC AND DILUTED                 $       0.00           (0.58)          (0.27)          (0.98)
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:                          13,103,714      12,738,461      13,103,714      12,738,461
                                                     ============    ============    ============    ============

NET LOSS                                                   19,184      (7,394,403)     (4,522,167)    (12,444,503)

OTHER COMPREHENSIVE LOSS
   Change in cummulative translation adjustment            31,696               0         (68,171)              0
                                                     ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                                         50,880      (7,394,403)     (4,590,338)    (12,444,503)
                                                     ============    ============    ============    ============

                See notes to consolidated financial statements.

                             MUSE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine months ended September 30
                                                            ------------------------------
                                                                 2001            2000
                                                            --------------   -------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                       $ (1,967,696)   $(10,761,997)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                             639,910         573,892
         Amortization                                             592,681         484,315
         Write-off of note receivable                             752,000              --
         Unrealized (gain)loss on investments                          --         (61,642)

   Changes in assets and liabilities:
      Accounts receivable                                       1,020,907       1,152,122
      Inventory                                                    10,559           6,980
      Other current assets                                        (54,747)        (36,359)
      Other assets                                                224,186         435,950
      Accounts payable                                            589,845         357,301
      Accrued liabilities                                      (1,155,330)        539,774
      Deferred Maintenace Revenue                                (913,233)       (183,068)
                                                             ------------    ------------
   NET CASH USED IN CONTINUING OPERATIONS                        (260,918)     (7,492,732)
                                                             ------------    ------------

                                                             ------------    ------------
   NET CASH USED IN DISCONTINUED OPERATIONS                      (707,761)      1,195,186
                                                             ------------    ------------

                                                             ------------    ------------
   NET CASH USED FOR OPERATING ACTIVITIES                        (968,679)     (6,297,546)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale/Purchase of property and equipment                  251,358        (171,685)
         Acquisition of subsidiaries, net of cash acquired             --        (397,949)
                                                             ------------    ------------
   CASH USED IN INVESTING ACTIVITIES                              251,358        (569,634)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES :
         Sale/Purchase of marketable securirtes                   286,206      (2,000,000)
         Principal payments on capital leases                     (38,077)        (31,305)
         Repayments of notes payable-others                      (727,019)              0
         Borrowings-convertible debentures                        724,688         272,100
                                                             ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                   245,798      (1,759,205)
                                                             ------------    ------------

EFFECT OF EXCHANGE ON CASH                                        112,148         279,278
                                                             ------------    ------------

NET (DECREASE) INCREASE IN CASH                                  (359,375)     (8,347,107)

CASH - BEGINNING OF PERIOD                                        610,093       9,804,400
                                                             ------------    ------------
CASH - END OF PERIOD                                         $    250,718    $  1,457,293
                                                             ============    ============

                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY

     MUSE Technologies, Inc. (the "Company") was incorporated in Delaware on October 24, 1995, and, together with its subsidiaries, develops and markets software products designed to enhance a computer users ability to integrate, present, analyze and better understand many different types of data. The Company also provides its customers with professional services, and training and support relating to data visualization. The Company, as of January 1, 2001, conducts business under the name Advanced Visual Systems (AVS). As of January 1, 2001, the Company changed its financial reporting year to end on December 31 instead of a fiscal year end of September 30.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of September 30, 2001 and for the periods then ending have NOT been reviewed by an independent public accountant. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year ended December 31, 2001. The unaudited consolidated financial statements have been retroactively restated to give effect to Advanced Visual Systems merger consummated on November 9, 2000. This merger was accounted for using the pooling-of-interests method. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of September 30, 2001, the Company had no unamortized goodwill.

4.   GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $4,522,00 for the nine months ended September 30, 2001. Additionally, the Company had working capital and total capital deficiencies of approximately $3.7 million and $6.6 million at September 30, 2000 and September 30, 2001, respectively. The parent company is not currently engaged in any business activities. These conditions raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans with respect to these matters include the possibility of restructuring its existing debt, converting existing debt into equity, and raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5.   BUSINESS COMBINATION

     On November 9, 2000, MUSE Technologies completed a merger with Advanced Visual Systems (AVS) and issued an aggregate of 1,929,579 shares of common stock of the Company in exchange for all of the capital stock of AVS. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of AVS as if it had combined with the Company since AVS' inception. Included in net revenues for the three-month periods ending September 30, 2001 and September 30, 2000 were $2.2 million and $2.5 million, respectively. Included in restated net income for the three-month periods ended September 30, 2001 and September 30, 2000 were a net loss of $150,000 and a net loss of $450,000, respectively. Restated diluted net income per share for the three months ended September 30, 2001 and September 30, 2000 included a net loss of $.01 per share and a net loss of $.03 per share respectively. Included in net revenues for the nine-month periods ending September 30, 2001 and September 30, 2000 were $7.8 million and $8.38 million, respectively. Included in restated net income for the nine-month periods ended September 30, 2001 and September 30, 2000 was net income of $1.2 million and net income of $0.7 million, respectively. Restated diluted net income per share for the nine-months ended September 30, 2001 and September 30, 2000 included income of $.09 per share and $.06 per share respectively.

6.   DISCONTINUED OPERATIONS

     On July 27, 2001, the Company entered into a definitive agreement to sell Virtual Presence, Ltd. to Optionmaster Ltd., a U.K. company. The transaction involved the Company selling all of its interest in Virtual Presence Ltd. (including $1.9 million in assets and $2.6 million in debt) to Optionmaster Ltd. for retirement of approximately 165,000 shares of MUSE common stock held by John Hough, a principal of Optionmaster Ltd. and former executive and director of the Company, forgiveness of judgments and settlements of other claims, and other considerations. Under the terms of the transaction, Optionmaster Ltd. also acquired Virtual Presence Ltd. subsidiaries SimTeam SARL, Simulation Solutions Ltd. and Virtual Presence, Inc. The divestiture resulted in MUSE taking a one-time charge of $1.3 million for the quarter ending June 30, 2001 in a write-down of goodwill related to its acquisition of Virtual Presence in November 1999.

     All assets and liabilities of Virtual Presence and its' subsidiaries have been written down to the net realizable value as of September 30, 2001. Net operating results for Virtual Presence and its' subsidiaries has been shown as "Net Income/(Loss) from discontinued operations" for all reporting periods.

7.   NOTES PAYABLE

     In December 1997, the Company, through AVS, entered into a convertible subordinated promissory note agreement with Kubota Corporation. In exchange for a $2,000,000 payment, Kubota received a convertible subordinated promissory note due December 2001. The note, which is subordinated to all the Company's senior indebtedness, bears interest at the rate of 5% per year payable quarterly in arrears. Kubota has the right to convert the Note into fully paid shares of the Company's common stock at $9.86 per share. Interest expense of $25,000 was accrued at September 30, 2001. As of December 31, 2001, the Company was in arrears for four quarterly interest payments. On February 12, 2001 Kubota served the Company with a formal demand for payment.

     On June 16, 2000, the Company secured a $1,000,000 line of credit with the Bank of Albuquerque to provide interim working capital. The agreement was for a one-year period and expired on June 16, 2001. The interest rate is 0.5% above the Chase Manhattan Bank prime rate. The initial rate was 10% per annum and interest is payable monthly. On February 5, 2001, as a result of the diminution in value of a MUSE investment account with a leading national investment firm (which collateralized the Bank of Albuquerque line of credit), the Bank of Albuquerque accelerated and demanded payment of amounts outstanding. The Company was unable meet this due date. In October 2001, the Company assigned its' remaining interest in the MUSE investment account of approximately $65,000 to the Bank of Albuquerque. In November 2001, the Company entered into a settlement agreement and release between the major investment company and the Bank of Albuquerque. As part of the agreement, the major investment company paid to the Bank of Albuquerque a total of $700,000 and $90,000 to the Company's legal firm in exchange for a full release of any claims against them. As of February 18, 2002, there is an outstanding balance of $272,980 with the Bank of Albuquerque. The Company is currently engaged in discussion with the Bank of Albuquerque for repayment of the outstanding balance.

     On June 1, 2000, the Company entered into an $18,000,000 equity line agreement with Kingsbridge Capital Limited subject to certain limitations based on the market price and trading volume of the Company's common stock. On August 7, 2000, the Company sold to Kingsbridge Capital, LTD, a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. If Kingsbridge does not elect to convert the note after the first anniversary of its issuance, the note is due and payable on August 7, 2002. The Company also issued to Kingsbridge warrants to purchase 200,000 shares of the Company's common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of the Company's common stock in connection with the note issuance exercisable at $2.6125 per share over the four year period commencing on August 7, 2001. On April 16, 2001 the Company received notice from Kingsbridge Capital LTD terminating its equity line agreement and demanding $900,000, an amount equal to the unused minimum commitment of the equity line agreement ($7,500,00) multiplied by the applicable discount (12%). The Company never received any funds nor issued any common stock under the equity line agreement and Kingsbridge has never exercised any warrants.

     Between December 2000 and January 2002, the Company received a total of $915,000 in short-term financing from an individual investor, and in July 2001, the Company received $300,000 in short-term financing from Third Millennium Technologies. Each of these financings carry an annual interest rate of 9% and were due and payable 90 days from inception. Both notes are secured by the Company's Accounts Receivables. As of January 25, 2002 there was an outstanding balance of $590,000 to the individual investor and $149,500 to Third Millennium.

8.   Capitalized Development Costs

     The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, ("FASB 86") "Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed, "which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. When the software is fully documented and available for unrestricted sale or license, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

     Realization of capitalized software development costs is subject to the Company's ability to market its software product in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $2,056,429 as of September 30, 2001. Amortization of capitalized software development costs was $1,628,353 as of September 30, 2001 of which $71,346 is included as operating expenses in the accompanying statements of operations for the three-month period ended September 30, 2001. For the nine-month period ended September 30, 2001, a total of $361,362 of amortization of capitalized development costs was included in operating expenses. Management has determined that due to the lack of current product revenue for its' MuSE software product, that a writedown to zero of the capitalized software development costs associated with that product was appropriate. A charge to income of $610,633 was reflected in the three-month period ended June 30, 2001.

9.   LEGAL MATTERS

     During the quarter ended March 31,2001 it was reported that Continuum Resources had obtained a temporary restraining order ex-parte citation on April 11, 2001 in the District Court of Harris County, Texas, 129th Judicial District, against MUSE and AVS to refrain from destroying the MuSE source code and to place a copy of the source code on CD-ROM and all related documentation with the registry of the Court through the Clerk of the Harris County courts. At a subsequent hearing on June 8, 2001, the Harris County Court awarded a restraining order to Continuum Resources, and the Company has complied with all obligations of the order and provided the subject source code directly to Continuum Resources. On July 10 2001, the Company and two of its officers and directors were served with an amended petition by Continuum Resources claiming breach of contract and other charges related to the Company's sale of securities and certain technologies and related distribution rights to Continuum. The amended petition seeks adequate damages and includes the officers and directors as respondents. The Company's lawyers have entered a general denial to the amended petition and are presently evaluating the complaint and the filing of counterclaims.

     On June 13, 200l, a class action complaint was filed against the Company and one former and one current officer and director in the United States District Court for the District of Massachusetts that, as amended, alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Securities and Exchange Commission Rule 10b-5 during the period January 24, 2000 through February 21, 2001. A comparable class action complaint making similar allegations is now also before the same Court. On January 29, 2002, the defendants moved to dismiss both complaints.

     On July 30, 2001, the Company and two of its officers and directors were served a summons in a civil case in the United States District Court, District of Massachusetts, by a former Company officer and director claiming the Company failed to make all payments agreed to under an employment resignation and stock option repurchase agreement. On January 23, 2002, the Company entered into an agreement with the former officer and director to settle all outstanding claims against the company and its officers and directors in exchange for the payment of $62,000.

     On August 15, 2001, the Company was served a notice of motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, by Proskauer Rose LLP, the Company's former securities and general counsel. The notice of motion seeks payment from the Company of $563,536 for unpaid legal bills as agreed under the terms of a promissory note entered into by the Company on March 9, 2001, plus interest thereon at the rate of 10% per annum, compounded monthly, from March 9, 2001, plus reasonable attorneys' fees and expenses. The promissory note was payable in full on August 30, 2001 and had been accelerated due to default by the failure to make required interim payments. The company is in the process of negotiating the terms of a payment plan and settlement agreement with Proskauer Rose LLP.

     During September and October, 2001 the Company was a party to binding arbitration in the case of three former employees who claimed a breach of their employment contracts. The Company was found to have violated the terms of the contracts for all three former employees and was ordered to pay approximately $315,000 to the claimants and their attorneys. As of January 25, 2002, these amounts have not been paid. In addition, two of the employees can exercise options for 361,128 shares of the Company's common stock as of their employment termination dates. As a result the terminated employees will be issued a total of 116,070 shares on a cashless basis as of April and May of 2000.

     In January 2001, Access Graphics brought a state court action in New Mexico against the Company for the collection of a Virtual Presence obligation in the amount of 321,808.32 GBP (approximately $450,000) plus 12% interest from December 11, 2000. The foundation for the claim against the Company consists among other things of a guarantee executed without authority by the then president of Virtual President who has since confirmed that he had no authority. Access Graphics is also pursuing its claim in the courts of the Netherlands. The matter is currently in discovery.

     On January 23, 2002, Intelligent Systems Ltd and GLE Development Capital Ltd. obtained a judgment against the Company in a British Court for the amount of (pound)252,314.77 (approximately $361,000) related to the Company's acquisition of Virtual Presence Ltd.

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

OPERATIONAL OVERVIEW

     The Company receives revenue from the sale and licensing of its software products, and by providing consulting, training, support and maintenance services.

1. As a result of low demand and inadequate financial and human resources to continue product development, the Company's MUSE software product is no longer being marketed to customers. No material future revenue is currently expected from the MuSE product.

     From the beginning of fiscal 1999 until the second quarter of fiscal 2000, the primary sales strategy for the Company's MuSE-related business was to distribute its software products and services through a network of resellers that had extensive vertical market expertise. That distribution strategy, known as the MUSE Strategic Reselling Partner (SRP) program, has produced lower than expected results to date and is not expected to produce significant revenue in the future. Although existing reseller agreements provide for minimum annual sales commitments, failure of a SRP to satisfy those commitments merely permits the Company, under certain circumstances, to terminate that agreement.

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

     In June 1998, the Company entered into a strategic reselling partner agreement with Continuum Resources International, ASA, a Norwegian company, with respect to distribution of the Company's products and services in the oil and gas industry worldwide. In exchange for such exclusive rights, Continuum Resources paid the Company a non-refundable license fee of

     $5,000,000. Minimum sales commitments totaling $12,000,000 through 2001 were modified in June 2000 due to significant pricing reductions in the cost of the Company's products and to enable Continuum Resources to implement its business plan. The modified agreement requires Continuum Resources to generate minimum revenues of $250,000 during its 2001 fiscal year with minimum requirements for succeeding years to be established by mutual agreement. Continuum Resources has not met renegotiated minimum revenues and has brought legal action against the Company for matters related to the modified agreement. The Company has complied with a court order and turned over the Muse source code to Continuum for its restricted use. Unless and until required by court order, management does not anticipate any compliance from Continuum with its obligations to the Company under the various agreements. See Legal Proceedings.

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

     As a result of significantly less than expected economic results from the MUSE SRP program, the MuSE software product and MFSG, the Company no longer has personnel and operations related to these activities. The Company vacated its Albuquerque leased facilities in June 2000 and currently maintains a small administrative office in Albuquerque. With the exception of insignificant revenues related to the ongoing licensing of MuSE software by a small number of customers, no material future revenue is currently expected from the MuSE product and Management has no plans to conventionally market the MuSE software in the near term.

     MFSG operations have been functionally terminated and it has vacated its Arlington, VA offices. Included in these workforce and operational reductions were the elimination of three Vice President positions related to technology development, business development and sales. Management has no plans to reactivate MFSG in the near term and has relinquished its facility security clearance.

2. The Company's AVS subsidiary sells a line of data visualization software products and related professional services through Advanced Visual Systems, Inc. (AVS), a wholly owned subsidiary of the Company.

     AVS and its subsidiaries have historically sold AVS software products through a direct sales force, without any significant dependence on resellers or third party representatives. Through AVS, the Company has entered into several Independent Software Vendor (ISV) relationships in which third-party companies embed AVS technology within their software products through a licensing and business model that is different than that of the MUSE SRP program.

     The current strategy for the AVS subsidiary is to focus primarily on direct sales by its own international sales staff to customers and ISVs and to develop ISV relationships in which its data visualization software products are utilized and/or embedded in third-party products, thereby producing ongoing licensing revenue.

     In September 2000, AVS entered into a software licensing agreement with a leading software manufacturer. Under the terms of a perpetual licensing agreement, AVS received a $1.5 million one-time payment for software and professional services. In subsequent years, the customer can receive new releases of the AVS OpenViz technology and support for $300,000 per year.

3. On July 27, 2001 the Company entered into a definitive agreement to sell Virtual Presence Ltd. and its subsidiaries (see footnote 4 above to the financial statements), which provide highly customized advanced visualization solutions; systems integration, training and consulting services; and computer hardware and accessories to a predominately European customer base. The Company acquired Virtual Presence, Ltd. on November 16, 1999 for a total of $300,000 in cash at the closing, $300,000 in notes payable over a nine-month period and 430,839 shares of the Company's common stock, subject to certain restrictions. Of those shares, 205,522 are subject to adjustment in the event that the price of the common stock over the twenty trading days prior to November 15, 2000 is less than $4.41 per share. The Company is in the process of issuing 363,969 shares to settle this agreement.

     In March, 2000, through Virtual Presence Ltd., the Company acquired two additional companies (that were included in the sale of Virtual Presence Ltd.): Simulation Solutions, Ltd., a U.K. company that provides advanced software and consulting services in the field of plant and equipment manufacturing simulation, and VRsource.com, a Colorado corporation, that was a prominent e-commerce site for advanced visualization and virtual reality hardware.

     In April 2000, MUSE Virtual  Presence was awarded a major contract,  valued
     at  $1,000,000,   with  the  Manchester  Visualization  Centre  to  provide
     hardware, software and services.

     Since the first quarter of fiscal 2001 until its divestiture by the Company, the operations of Virtual Presence had been reduced through the transfer of certain technologies to another company and through employee attrition.

GENERAL

     On May 4, 2000, the Company's CEO and Chairman resigned. As a result of certain severance arrangements and repurchase of stock options to purchase 750,000 shares of the Company's common stock in connection with his resignation, the Company incurred a charge to earnings of $994,000. As part of the resignation arrangement, the Company agreed to make certain payments over a two-year period. The Company ceased payments in December 2000, and the former officer has brought legal action against the Company. On January 23, 2002, the Company entered into an agreement with the former officer and director to settle all outstanding claims against the company and its officers and directors in exchange for the payment of $62,000.

     On February 6, 2001, Russell G. Barbour, the Company's CEO since its merger with AVS, resigned to assume the title of President of the Company's AVS subsidiary. Steve Sukman, Senior Vice President and a member of the Board of Directors, immediately assumed CEO responsibilities and was formally appointed CEO on March 14, 2001, at which time Mr. Barbour ceased employment with AVS.

     As a result of the elimination of several positions within the Company's US-based marketing and communications departments in April 2001, activities related to strategic media relations, trade show attendance, direct marketing and promotion have been significantly curtailed. Accordingly, it is possible that sales of the Company's software and services may decline in the future due to a significant reduction in marketing activity.

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

RESULTS OF OPERATIONS

     Revenues for the three-month period ended September 30, 2001 were $2,206,710 as compared to revenues of $2,703,801 for the three-month period ended September 30, 2000. The decrease of $497,091, or 18%, for the three-month period is primarily attributable to a decline in software licensing and maintenance renewal revenues by users of older MUSE and AVS software products; a slowdown in spending on software and services by major corporations related to a general decline in the global economy; and the events of September 11, 2001, which caused many candidate customers to halt or terminate initiatives that could have utilized the Company's products and services. Revenues for the nine-month period ended September 30, 2001 was $7,968,650 as compared to revenues of $9,784,225 for the nine-month period ended September 30, 2000. The decrease of $1,815,575, or 19%, for the nine-month period was related to the reasons stated above, with greater emphasis being placed on a decline in revenues from the Company's MUSE software and related services.

     Total operating expenses for the three-month period ended September 30, 2001 were $3,224,319 as compared to total operating expenses of $7,610,352 for the three-month period ended September 30, 2000. The decrease of $4,386,033, or 58%, for the three-month period is primarily attributable to reduced cost of revenues, significant cutbacks in staff, decreased legal expenses and reduction or elimination of certain office operations. These cost reductions were partially offset by a charge of $252,000 for the write-off of certain accounts and notes receivable. Total operating expenses for the nine-month period ended September 30, 2001 were $10,602,084 as compared to total operating expenses of $19,219,627 for the nine-month period ended September 30, 2000. The decrease of $8,617,543 or 45%, for the nine-month period was also attributable to reduced cost of revenues, significant cutbacks in staff, decreased legal expenses and reduction or elimination of certain office operations. In addition, there was a one-time charge in the period ending June 30, 2000 for $994,062 in connection with resignation of the Company's former CEO. These cost reductions were partially offset by a charge of $752,000 for the write-off of certain accounts and notes receivable.

     Total other income/(expenses) for the three-month period ended September 30, 2001 was $1,036,793 of income as compared to $967,691 of expenses for the three-month period ended September 30, 2000. The reduction of expenses is mainly attributable to an expense for merger and acquisition of $747,225 in 2000 associated with the acquisition of Advanced Visual Systems. A gain of $822,300 was realized in connection with the settlement agreement with a major investment firm and $387,753 in forgiveness of debt was recognized in connection with the settlement with a former executive and board member. Total other income/(expenses) for the nine-months ended September 30, 2001 was $665,738 income compared to $1,326,595 expense for the nine months ended September 30, 2000. The reduction of expenses is mainly attributable to an expense for merger and acquisition of $1,267,943 in 2000 associated with the acquisition of Advanced Visual Systems. In addition, there were gains associated with the settlement with a major investment firm and the forgiveness of debt with a former executive and board member that was recognized in the nine months ended September 30, 2001.

     The Company recognized a loss from discontinued operations of $1,596,386 for the nine-month period ended September 30, 2001 versus a loss of $1,682,506 for the nine-month period ended September 30, 2000. The loss on disposal of discontinued operations of $958,085 for the nine-month period ended September 30, 2001 is the cost associated with the disposal along with the write-off of the goodwill from the original acquisition. Accordingly, net income for the three-month period ended September 30, 2001 of $19,184 as compared to the net loss of $5,874,242 for the three month period ended September 30, 2000, reflected a significant reduction in operating expenses due to cost saving measures enacted by the Company, offset by a decrease in revenues, and the gains associated with the settlement with a major investment company and the forgiveness of debt associated with a settlement with a former executive and board member. The net loss for the six-month period ended September 30, 2001 of $4,522,1671 as compared to the net loss of $12,444,503 for the nine- month period ended September 30, 2000, reflected a significant reduction in operating expenses due to cost saving measures enacted by the Company, offset by a decrease in revenues and a one-time charge for the disposition of the Virtual Presence subsidiary.

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

     As of January 1, 2001, the Company changed our financial reporting year to end on December 31 instead of a fiscal year end of September 30.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have been funded through a series of debt and equity financings and revenues received through the SRP program. During fiscal 2000, revenues generated from direct sales activities also funded portions of the Company's capital needs.

     In July 1998, the Company sold 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to Continuum Resources for an aggregate purchase price of $8,000,000. In October 1998, the Company loaned $1,000,000 to a subsidiary of Continuum Resources for the establishment of a Houston facility. The loan is payable on demand and bears interest at the rate of 12% per annum. In April 2001 the Company sent Continuum a letter demanding payment of principal and accrued interest. The loan remains outstanding as of the date hereof and our demand for payment has resulted in litigation from Continuum Resources for claims that the Company failed to meet certain expectations of a June 2000 modified agreement between our companies. Pursuant to the June 2000 agreement, Continuum Resources acknowledged its payment obligations on the loan and that the Company will be entitled to terminate the reseller agreement and Continuum Resources' exclusive distribution rights for MuSE software in the oil and gas industry if the loan is unpaid; however, management cannot provide assurance that that the loan will be repaid in the near future. Accordingly, the Company wrote off $250,000 of the $1,000,000 loans in the fiscal year ended September 30, 2000 and has wrote off an additional $500,000 in the second quarter of 2001 and an additional $250,000 in the third quarter of 2001.

     On June 1, 2000, the Company entered into an $18,000,000 equity line agreement with Kingsbridge Capital Limited subject to certain limitations based on the market price and trading volume of the Company's common stock. On August 7, 2000, the Company sold to Kingsbridge Capital, LTD, a convertible note in the principal amount of $1,000,000 with interest at the annual rate of 10%. The note is convertible into shares of the Company's common stock after the first anniversary of the issuance of such note at the per share rate of the lower of $2.375 or 88% of the average closing bid price for the five trading days prior to conversion. If Kingsbridge does not elect to convert the note after the first anniversary of its issuance, the note is due and payable on August 7, 2002. The Company also issued to Kingsbridge warrants to purchase 200,000 shares of the Company's common stock in connection with the equity line agreement exercisable at $3.76 per share over the four-year period commencing on November 28, 2000 and warrants to purchase 75,000 shares of the Company's common stock in connection with the note issuance exercisable at $2.6125 per share over the four year period commencing on August 7, 2001. On April 16, 2001 the Company received notice from Kingsbridge Capital LTD terminating its equity line agreement and demanding $900,000, an amount equal to the unused minimum commitment of the equity line agreement ($7,500,000 multiplied by the applicable discount of12%). The Company never received any funds nor issued any common stock under the equity line agreement and Kingsbridge has never exercised any warrants.

     As part of the acquisition of AVS through a merger, the Company exchanged AVS' outstanding stock options for MUSE stock options and will be required to issue 232,800 shares of our common stock pursuant to a convertible note to Kubota Corporation, if converted.

     On December 12, 2000, the Company appointed Bluestone Capital Partners, L.P. as its financial and investment banking advisors. Under the terms of a non-exclusive agreement, Bluestone was to be paid a one-time retainer of $50,000 in addition to an advisory fee of $10,000 per month, plus a commission at the closing of the sale of securities, if any, to certain institutional, accredited individual or strategic investors. As of March 2001 the Company terminated its monthly fee arrangement with Bluestone. No relevant sales were ever consummated. The agreement with Bluestone was terminated in March 2001.

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

     In October 1999, the Company deposited $2,000,000 in an investment account with a leading national investment banking organization. The current value of the account as of July 30, 2001 was less than $20,000. The Bank of Albuquerque had a security interest in the investment account, in connection with a line of credit as discussed elsewhere in this filing. The Company maintained that approximately $900,000 of $1.4 million in losses may have been attributable to circumstances other than normal market fluctuations. The Company engaged the services of a law firm and other professionals to assist in analyzing the prior activity in the account and to recommend appropriate action based on their findings. On May 8, 2001,the Company entered into mediation with the investment banking organization resulting in an unaccepted settlement offer that was less than the full amount of the Company's losses and, following additional negotiation and evaluation, in October 2001, the Company assigned its' remaining interest in the investment account of approximately $65,000 to the Bank of Albuquerque. In November 2001, the Company entered into a settlement agreement and release between the major investment company and the Bank of Albuquerque. As part of the agreement, the major investment company paid to the Bank of Albuquerque a total of $700,000 and $90,000 to the Company's legal firm in exchange for a full release of any claims against them. As of January 24, 2002, the Company had an outstanding balance of $272,980 with the Bank of Albuquerque.

     On April 16, 2001 the Company's common stock and warrants were delisted from the Nasdaq Small Cap market for failing to meet Nasdaq's minimum net tangible asset requirements and other factors. Commencing April 16, 2001, the Company's common stock and warrants were quoted on the OTC Bulletin Board. As a result of the Nasdaq delisting and current trading on the OTC Bulletin Board, it will likely become more difficult for the Company to raise capital and its stock will likely be traded with significantly lower daily volume, possibly resulting in less liquidity for investors.

     On July 19, 2001 the Company's common stock and warrants that were traded on the Boston Stock Exchange were removed from listing and registration on the Boston Stock Exchange due to the Company's inability to rectify a shareholder equity deficit.

     During June and July, 2001, the Company received short term financing in exchange for three 90-day loans in the aggregate amount of $1,215,000 ($100,000 on June 14, $250,000 on June 26, $300,000 on July 9, $100,000 on September 14,
$50,000 on October 26, $30,000 on November 16, $100,000 on November 29, $100,000
on December  13,  $85,000 on January 2, 2002,  and $50,000 on January 25,  2002)
that bear interest at the rate of 9% per annum and are secured by certain of the Company's identified and general accounts receivable along with its intellectual property. There have been subsequent repayments of principal and interest to both lenders. As of February 18, 2002, the principal balance to the two lenders is $739,500. In July 2001, several of the AVS identified accounts receivable that were pledged in accordance with the short term financing were paid to AVS by its customers, however, AVS was unable to remit the corresponding amounts to the short term lenders because of essential payments that were required to continue operations. The short- term lenders are no longer willing to postpone repayment.

     For the nine months ended September 30, 2001, there was a net decrease in cash of $359,375 as compared to a net decrease in cash of $8,347,107 for the nine-month period ended September 30, 2000. The decrease in net use of funds for operations of $968,879 was offset by borrowings on notes payable and sales of fixed assets. As of September 30, 2001, the Company had a working capital deficiency of approximately $3.7 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to the above include seeking to raise additional capital through new loan and credit facilities, as the likelihood of conventional equity-based funding sufficient for working capital seems unlikely. The recovery of assets and continuation of future operations is dependant upon management's ability to obtain additional financing and management's ability to generate revenues sufficient to continue pursuing our current business plan.

     In the absence of substantial outside financing, of which there can be no assurance, the Company will be required to operate only to the extent that future sales and related collections permit.

     The Company's capital requirements depend on numerous factors, including the progress of product development programs, ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization and distribution of the Company's products, the need to purchase or lease additional capital equipment and the cost of filing, prosecuting, defending and enforcing claims by and against the Company, including any patent claims and other intellectual property rights. Based upon the Company's current plans, management believes that current cash resources as well as anticipated funds to be generated from operations, will be insufficient to satisfy the Company's needs for the next 12 months. The equity line agreement has been terminated and the Company has no current sources of conventional equity-based funding. Accordingly, the Company must obtain additional capital from other sources and there can be no assurances that additional financing will be available or that the terms of any financing will be acceptable.

     Further, as a result of the merger with AVS on November 9, 2000 and the Company's substantially weakened cash position subsequent to its fiscal year end, the Company continues to require significant additional funds in order to complete the effective combination of the Company's operations (including international operations) and to continue to fund certain projects under development. The Company cannot provide assurance that such funds will be available. The dollar amount required to successfully market the Company's product and service offerings is significant and in the absence of such marketing activities, it is likely that revenue declines will continue. The Company has significantly reduced the dimensions of its marketing activities and has been unable to create a planned new corporate identity, launch new products, revitalize existing products, produce new marketing and promotional materials, expand an international sales force, create an effective customer and product support organization and invest in new technology development.

     Although the Company has engaged the services of investment banking and financial services firms to assist management in identifying sources of financing, management can provide no assurance that the amount or structure of any such financings will be acceptable. As a result, the Company has been forced to curtail its planned marketing and growth strategies and certain of its operations. In this regard, management has cut costs where feasible and has eliminated all personnel and operating costs in the US except for AVS and has moved the Company's principal offices and operations to Waltham, Massachusetts.

     The Company continually explores strategic, joint venture and other opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for ISV arrangements, strategic relationships, joint ventures, financing arrangements or possible mergers and acquisitions.

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

     On June 13, 200l, a class action complaint was filed against the Company and one former and one current officer and director in the United States District Court for the District of Massachusetts that, as amended, alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Securities and Exchange Commission Rule 10b-5 during the period January 24, 2000 through February 21, 2001. A comparable class action complaint making similar allegations is now also before the same Court. On January 29, 2002, the defendants moved to dismiss both complaints.

     On July 30, 2001, the Company and two of its officers and directors were served a summons in a civil case in the United States District Court, District of Massachusetts, by a former Company officer and director claiming the Company failed to make all payments agreed to under an employment resignation and stock option repurchase agreement. On January 23, 2002, the Company entered into an agreement with the former officer and director to settle all outstanding claims against the company and its officers and directors in exchange for the payment of $62,000.

     On August 15, 2001, the Company was served a notice of motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, by Proskauer Rose LLP, the Company's former securities counsel. The notice of motion seeks payment from the Company of $563,536 for unpaid legal bills as agreed under the terms of a promissory note entered into by the Company on March 9, 2001, plus interest thereon at the rate of 10% per annum, compounded monthly, from March 9, 2001, plus reasonable attorneys' fees and expenses. The promissory note is payable in full on August 30, 2001, but has been accelerated due to default by the failure to make required interim payments. The company is in the process of negotiating the terms of a payment plan and settlement agreement with Proskauer Rose LLP.

     During September and October, 2001, the Company was a party to binding arbitration in the case of three former employees who claimed a breach of their employment contracts. The Company was found to have violated the terms of the contracts for all three former employees and was ordered to pay approximately $315,000 to the claimants and their attorneys. As of February 15, 2002, these amounts have not been paid. In addition, two of the employees were permitted to exercise options for 361,128 shares of the Company's common stock as of their employment termination dates. As a result, the terminated employees will be issued a total of 116,070 shares on a cashless basis.

     In January, 2001, Access graphics brought a state court action in New Mexico against the Company for the collection of a Virtual Presence obligation in the amount of 321,808.32 GBP (approximately $450,000) plus 12% interest from December 11, 2000. The foundation for the claim against the Company consists among other things of a guarantee executed without authority by the then president of Virtual Presence who has since confirmed that he had no authority. Access Graphics is also pursuing its claim in the courts of the Netherlands. The matter is currently in discovery.

     On January 23, 2002, Intelligent Systems, Ltd and GLE Development Capital Ltd. obtained a judgment against the Company in the amount of 252,314.77 GBP (approximately $361,000) in connection with non-payment of a debt associated with the acquisition of Virtual Presence, Ltd. in November 1999.

     There are other legal proceedings reported in previous quarterly reports of this fiscal year in which there have been no material developments since June 30, 2001.

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

     As of February 18, 2002, the Company has outstanding a total of $739,500in short-term notes payable that are secured by the Company's accounts receivable and intellectual property. In January 2002, the lender of $590,000 of the short-term notes advised the Company of his intent to exercise his right to demand immediate payment in full. In the opinion of Management, the Company does not have the liquidity to repay the short-term financing in its entirety and continue operations over the next twelve months, and intensive conventional fundraising efforts by Management over the past year have been unsuccessful.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Defaults in the payment of interest and principal in indebtedness of the Company not cured within 30 days are discussed above (1) in note 7 to the financial statements with respect to Kubota Corporation, the Bank of Albuquerque, and Kingsbridge Capital Limited, (2) under the "General" heading of
Part I, Item 2, Management's Discussion and Analysis, with respect to payments due a former CEO and Chairman, and (3) under Part II, Item 1, Legal Proceedings, with respect to

Proskauer Rose LLP and former employees. The amounts of the default and total arrearages as of February 18, 2002, the date of the filing of this report are as follows:

-------------------------------------- -------------- --------------
                                       Default        Total
                                       Amount         Arrearages
-------------------------------------- -------------- --------------
Kubota Corporation                     $2,050,000     $2,050,000

-------------------------------------- -------------- --------------
Bank of Albuquerque                    $325,048       $325,048

-------------------------------------- -------------- --------------
Kingsbridge Capital Limited            $1,975,000     $1,975,000

-------------------------------------- -------------- --------------
Former Employees                       $315,000       $315,000

-------------------------------------- -------------- --------------
Proskauer Rose LLP                     $563,537       $563,537

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are required or attached.

     (b) As discussed above in Note 6 to the financial statements, a report on Form 8-K was filed during the quarter to report that on July 27, 2001 the Company entered into a definitive agreement to sell all of its interest in Virtual Presence, LTD., which was wholly owned subsidiary of the Company.

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